Form 10-Q
period 1996-06-30
VODAVI TECHNOLOGY INC
filed 1996-08-14
CIK 949491

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                           Commission File No. 0-26912

                             Vodavi Technology, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               86-0789350
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               8300 E. Raintree Drive, Scottsdale, Arizona       85260
               -------------------------------------------       -----
               (Address of principal executive offices)        (Zip Code)

                                 (602) 443-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of July 31, 1996 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996



                                TABLE OF CONTENTS


                                                                          Page #
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets - June 30, 1996
             and December 31, 1995.                                          3

             Consolidated Statements of Operations - Three and Six
             Month Periods Ended June 30, 1996 and 1995.                     4

             Consolidated Statements of Cash Flows - Six Month Periods
             Ended June 30, 1996 and 1995.                                   5

             Notes to Consolidated Financial Statements.                     6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6

PART II.     OTHER INFORMATION                                              11

             SIGNATURES                                                     12

         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands






                                                      June 30,      December 31,
                                                        1996           1995
                                                        ----           ----
                                                     (Unaudited)
CURRENT ASSETS:
    Cash                                              $   587         $ 1,944
    Accounts Receivable, net                            9,543           6,427
    Inventory, net                                      5,530           8,546
    Prepaids                                              700             802
                                                      -------         -------
                                                       16,360          17,719

PROPERTY AND EQUIPMENT, net                             2,130           1,731

GOODWILL, net                                           6,892           7,089

OTHER LONG-TERM ASSETS, net                               937             931


                                                      -------         -------
                                                      $26,319         $27,470
                                                      =======         =======

CURRENT LIABILITIES:
   Notes Payable                                      $ 6,843         $     0
   Accounts Payable                                     3,149           3,625
   Accrued Liabilities                                  2,144           2,151
                                                      -------         -------
                                                       12,136           5,776
                                                      -------         -------

LONG-TERM DEBT                                            303           7,884

STOCKHOLDERS' EQUITY:
   Preferred Stock                                          -               -
   Common Stock                                             4               4
   Additional Paid-In Capital                          12,308          12,308
   Retained Earnings                                    1,568           1,498
                                                      -------         -------
                                                       13,880          13,810
                                                      -------         -------
                                                      $26,319         $27,470
                                                      =======         =======

The accompanying notes are an integral part of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)


                                                Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
                                                    --------                   --------
                                                 1996          1995        1996         1995
                                                 ----          ----        ----         ----

REVENUE, net                                  $   11,900   $    9,692   $   22,256   $   20,872

COST OF GOODS SOLD                                 7,913        6,727       14,836       14,665
                                              ----------   ----------   ----------   ----------
   GROSS MARGIN                                    3,987        2,965        7,420        6,207

OPERATING EXPENSES
 Engineering and product development                 535          398        1,035          838
 Selling, general and administrative               2,891        1,892        5,667        3,838
                                              ----------   ----------   ----------   ----------


OPERATING INCOME                                     561          675          718        1,531

INTEREST EXPENSE                                     207          264          442          519
                                              ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                           354          411          276        1,012

PROVISION FOR INCOME TAXES                           185          167          206          409
                                              ----------   ----------   ----------   ----------

NET INCOME                                    $      169   $      244   $       70   $      603
                                              ==========   ==========   ==========   ----------

NET INCOME PER SHARE                          $     0.04   $     0.11   $     0.02   $     0.27
                                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                 4,532,523    2,266,660    4,532,523    2,266,660
                                              ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)




                                                       Six months ended June 30,
                                                       -------------------------
                                                          1996            1995
                                                          ----            ----
OPERATING ACTIVITIES:
  Net Income                                           $     70        $    603
  Adjustments:
    Depreciation and amortization                           504             211
    Rent levelization                                        35              11
    Changes in working capital:
       Accounts receivable                               (3,115)           (646)
       Inventory                                          3,015          (1,077)
       Prepaid expenses                                     101            (229)
       Other long term assets                               (55)            (25)
       Accounts payable                                    (475)          1,581
       Accrued liabilities                                  (50)             82
                                                       --------        --------
NET CASH FLOWS-OPERATING ACTIVITIES                          30             511
                                                       --------        --------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (331)           (444)
                                                       --------        --------
NET CASH FLOWS-INVESTING ACTIVITIES                        (331)           (444)
                                                       --------        --------

FINANCING ACTIVITIES:
  Capital lease payments                                     15
  Borrowings from GE Capital                             18,223          21,223
  Payments to GE Capital                                (19,264)        (20,989)
                                                       --------        --------
NET CASH FLOWS-FINANCING ACTIVITIES                      (1,056)            234
                                                       --------        --------

INCREASE (DECREASE) IN CASH                              (1,357)            301
CASH, beginning of period                                 1,944           1,454
                                                       --------        --------

CASH, end of period                                    $    587        $  1,755
                                                       ========        ========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                  JUNE 30, 1996



(a) Vodavi Technology, Inc. (the Company) is a Delaware corporation formed in 1994. In April 1994, the Company, through its wholly owned subsidiary, Vodavi Communications Systems, Inc. (VCS), acquired the operating assets of the Vodavi Communications Systems Division (the Vodavi Division) of Executone Information Systems, Inc. VCS designs, develops, produces and distributes business communications systems and related telecommunications products. In July 1995, the Company, through its wholly owned subsidiary Arizona Repair Services, Inc.
(ARSI), acquired the operating assets of GoldStar Products Company, Ltd., which provides repair services on telecommunications products, from LG Electronics USA. In October 1995, the Company completed an initial public offering of its common stock. Concurrently with the completion of its initial public offering, the Company acquired Enhanced Systems, Inc. (Enhanced), a Georgia-based provider of voice processing software.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 1996 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

(c) Net income per share for the periods ended June 30, 1995 and 1996 was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common equivalent shares outstanding assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method as of the beginning of each period presented.

(d) Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 121 requires the Company to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. At June 30, 1996, the Company believes that its long-lived assets are recoverable. The company's judgment of the recoverability of its long-lived assets is based on its estimates of future cash flows.

Included in the Company's estimated future cash flows is revenue from the sale of the Company's Voice Activated Dialing (VAD) systems under the terms of a contract with GTE Mobilnet. The Company is currently installing its first VAD system for GTE Mobilnet. GTE Mobilnet has informed the Company that this first system will be undergoing user testing through October 1996 and that the results of this testing period will influence the timing of any additional installations. If the Company's estimates of future revenue under the terms of this contract are adversely affected by events related to this testing period, the Company may be required to recognize an impairment loss related to the goodwill recorded in connection with its acquisition of Enhanced (approximately $4.3 million at June 30, 1996).

The Company has chosen the disclosure method of accounting under SFAS No. 123, Accounting for Stock Based Compensation. This standard will require the Company to make additional pro forma disclosures in its annual report for fiscal 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Basis of Presentation

In July 1995, the Company acquired the operating assets of ARSI and in October 1995 the Company acquired Enhanced. The operating results for the periods ended June 30, 1996 include the operations of the acquired companies while the operating results for the periods ended June 30, 1995 do not.


Results of Operations

         Three Months Ended June 30, 1996 and 1995:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.


                                                        Three Months Ended
                                                             June 30,:
                                                             ---------
                                                       1996             1995
                                                  --------------    ------------

Revenue                                                100%               100%
Cost of goods sold                                      66%                69%
                                                       ----               ----
  Gross margin                                          34%                31%
Operating expenses:
   Engineering and product development                   5%                 4%
   Selling, general and administrative                  24%                20%
                                                       ----               ----
Operating income                                         5%                 7%
Interest expense                                         2%                 3%
                                                       ----               ----
Pre-tax income                                           3%                 4%
Income taxes                                             2%                 2%
                                                       ----               ----
Net income                                               1%                 2%
                                                       ====               ====

        Revenue

Revenue was approximately $11.9 million in the second quarter of 1996, an increase of $2.2 million, or 22.8%, over the second quarter of 1995. Revenue from the core customer premise equipment business (consisting primarily of key telephone systems and commercial grade telephones) increased approximately $1.5 million, while revenue provided by ARSI and Enhanced was approximately $700,000.

        Gross Margin

Gross margins increased to approximately 33.5% of revenue in the second quarter of 1996 as compared with 30.6% in the second quarter of 1995. The increased gross margin percentage reflects improvements from the acquisitions of ARSI and Enhanced. The acquisition of ARSI has internalized amounts previously paid to third parties for the costs associated with repairing equipment sold by the Company and the acquisition of Enhanced internalizes margins previously paid to Enhanced as a separate company for products purchased and sold by VCS. In addition, given the nature of the products sold by Enhanced, the gross margins earned by Enhanced on sales of its products to third parties have traditionally been significantly higher than those earned on sales by VCS.

        Engineering and Product Development

Expenditures related to engineering and product development during the second quarter of 1996 increased approximately $137,000 over the second quarter of 1995, primarily as a result of the acquisition of Enhanced.

        Selling, General and Administrative

Selling, general and administrative expenses were approximately $2.9 million for the second quarter of 1996, an increase of approximately $1.0 million, or 52.8%, over the second quarter of 1995. The increase can be attributed primarily to the acquisitions of ARSI and Enhanced. Included in this increase is approximately $125,000 of additional goodwill amortization related to these acquisitions.

        Interest Expense

Interest expense was approximately $207,000 in the second quarter of 1996, a decrease of $57,000, or 21.6%, over the second quarter of 1995. The decrease is attributable to a decrease in borrowings as a result of reduced inventories.

        Income Taxes

The provision for income taxes in the second quarter of 1996 reflects the impact of certain non-deductible expenses (primarily goodwill related to the Enhanced acquisition) which did not impact the second quarter of 1995. Such non-deductible expenses will be approximately $125,000 per quarter.

        Six Months Ended June 30, 1996

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.

                                                       Six Months Ended
                                                           June 30,:
                                                     1996               1995
                                                 ------------       ------------

Revenue                                              100%                100%
Cost of goods sold                                    67%                 70%
                                                     ----                ----
  Gross margin                                        33%                 30%
Operating Expenses:
  Engineering and product development                  5%                  4%
  Selling, general and administrative                 25%                 18%
                                                     ----                ----
Operating income                                       3%                  8%
Interest expense                                       2%                  3%
                                                     ----                ----
Pre-tax income                                         1%                  5%
Income taxes                                           1%                  2%
                                                     ----                ----
Net income                                             0%                  3%
                                                     ====                ====

        Revenue

Revenue was approximately $22.3 million for the first six months of 1996, an increase of $1.4 million, or 6.6%, over the first six months of 1995. Revenue from the core customer premise equipment business (consisting primarily of key telephone systems and commercial grade telephones) increased approximately $200,000, while revenue provided by ARSI and Enhanced was approximately $1.2 million.

        Gross Margin

Gross margins increased to approximately 33.3% of revenue for the first six months of 1996 as compared with 29.7% in the first six months of 1995. The increased gross margin percentage reflects improvements from the acquisitions of ARSI and Enhanced. The acquisition of ARSI has internalized amounts previously paid to third parties for the costs associated with repairing equipment sold by the Company and the acquisition of Enhanced internalizes margins previously paid to Enhanced as a separate company for products purchased and sold by VCS. In addition, given the nature of the products sold by Enhanced, the gross margins earned by Enhanced on sales of its products to third parties have traditionally been significantly higher than those earned on sales by VCS.

        Engineering and Product Development

Expenditures related to engineering and product development during the first six months of 1996 increased approximately $197,000 over the first six months of 1995, primarily as a result of the acquisition of Enhanced.

        Selling, General and Administrative

Selling, general and administrative expenses were approximately $5.7 million for the first six months of 1996, an increase of approximately $1.8 million, or 47.6%, over the first six months of 1995. The increase can be attributed primarily to the acquisitions of ARSI and Enhanced. Included in this increase is approximately $250,000 of additional goodwill amortization related to these acquisitions.

        Interest Expense

Interest expense was approximately $442,000 in the first six months of 1996, a decrease of $77,000, or 14.8%, over the first six months of 1995. The decrease is attributable to a decrease in borrowings as a result of reduced inventories.

        Income Taxes

The provision for income taxes in the second quarter of 1996 reflects the impact of certain non-deductible expenses (primarily goodwill related to the Enhanced acquisition) which did not impact the second quarter of 1995. Such non-deductible expenses will be approximately $125,000 per quarter.


Liquidity and Capital Resources

The Company, through its wholly owned subsidiary, VCS, acquired the operating assets of the Vodavi Division in April 1994 for approximately $12.0 million. The Company financed the acquisition with (i) $7.8 million in cash provided through borrowings under a revolving credit facility; (ii) $3.0 million of proceeds from the sale of common stock; and (iii) a promissory note to the seller in the amount of $1.2 million, which was repaid in full in September 1995.

In connection with the acquisition of the Vodavi Division, General Electric Capital Corporation (GE Capital) provided debt financing in the form of a $12.0 million revolving line of credit. The line of credit extends through April 1997 and bears interest, payable monthly, at 4.5% over the 30-day commercial paper rate (10.0% at June 30, 1996). Advances under the line of credit are based upon the accounts receivable and inventories of VCS and are secured by substantially all of the assets and all of the capital stock of VCS.

The revolving line of credit contains certain financial covenants and also prohibits VCS from paying dividends to the Company without the consent of GE Capital. At June 30, 1996, the Company was in violation of one financial covenant related to the number of days outstanding for its receivables. As of July 31, 1996, the Company was in full compliance with the loan agreement. There can be no assurance, however, that the Company will continue to comply with such covenants. At June 30, 1996, the Company had outstanding borrowings of approximately $6.8 million under this facility and had approximately $700,000 available for additional borrowing based on its existing collateral.

The balance outstanding under the revolving line of credit with GE Capital has been classified as current in the accompanying consolidated balance sheet as the facility will expire in April 1997. The Company has initiated discussions with GE Capital as well as new lenders for a new long term credit facility. The Company believes that it will be able to secure adequate financing prior to the expiration of its existing facility.

In April 1996, the Company entered into a leasing facility with a third party lender for capital expenditures. The facility provides the Company with access to up to $400,000 at rates tied to treasury notes (approximately 9.0% at June 30, 1996). As of June 30, 1996, the Company has financed approximately $150,000 of capital assets under this facility.

In June 1995,  the Company  acquired from an affiliate of LG  Electronics,  Inc.
(LGE), a major stockholder of the Company, certain of the assets and liabilities of a telecommunications equipment repair business located in Scottsdale, Arizona. The purchase price was $250,000. The terms of the acquisition were determined by negotiations between representatives of the Company and representatives of LGE and its affiliates. The Company utilized a portion of the proceeds from its initial public offering to fund the acquisition.

On October 6, 1995, the Company sold 1,488,083 shares of its common stock in an initial public offering at $6.00 per share. The offering provided the Company with approximately $7.8 million in net proceeds after deducting the underwriter's discounts and other offering expenses. The proceeds were utilized
(i) to provide the $3.0 million cash portion of the purchase price to complete the acquisition of Enhanced; (ii) to retire outstanding indebtedness of approximately $3.1 million to LGE incurred in connection with inventory purchases and the acquisition of the Company's telecommunications equipment repair facility; and (iii) to reduce, by approximately $1.3 million, its borrowings on its revolving credit facility.

In October 1995, Enhanced merged with a wholly owned subsidiary of the Company in exchange for 666,662 shares of the Company's Common Stock and cash in the amount of $3.0 million. The Company will issue to the former stockholders of Enhanced up to an additional 250,000 shares of Common Stock in the event that Enhanced meets certain sales criteria during the period beginning April 1, 1995 and ending April 12, 1997.

As of June 30, 1996, the Company had commitments in connection with its new product developments. Such commitments aggregate approximately $400,000 and are payable through June 30, 1997.

         The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. The Company is currently in negotiations with its existing lender as well as new lenders and is confident that it will be able to extend its existing facility or obtain new financing on terms no less favorable than it currently has. The Company also intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On March 11, 1996, Syntellect Technology Corp. ("Syntellect") filed suit against the Company, Enhanced, and Sharon Dominguez d/b/a Crosstalk Communications,
alleging infringement of six United States patents held by Syntellect. Syntellect is suing for an unspecified amount of damages and injunctive relief. The Company has conducted a preliminary investigation of the claimed infringements and has filed an answer to the complaint.


Item 2.           CHANGES IN SECURITIES
                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1996 Annual Meeting of Stockholders was held on May 24, 1996. The following nominees were elected to the Company's Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

                  Nominee                      Votes in Favor          Withheld
                  -------                      --------------          --------
                  Steven A. Sherman               4,106,335            19,829
                  Glenn R. Fitchet                4,115,499            10,665
                  Nam K. Woo                      4,115,208            10,956
                  Gilbert H. Engels               4,115,499            10,665
                  Stephen A McConnell             4,115,208            10,956

                  The   following   items  were  voted  upon  by  the  Company's
                  stockholders:

                  a) Proposal to amend and restate the  Company's  Stock  Option
                     Plan.

                  Votes in Favor      Opposed     Abstained      Broker Non-Vote
                  --------------      -------     ---------      ---------------
                    3,093,319         52,400       30,250               0

                  b) Proposal to ratify the  appointment of Arthur  Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

                  Votes in Favor      Opposed     Abstained      Broker Non-Vote
                  --------------      -------     ---------      ---------------
                    4,116,352          9,665        147                0

Item 5.           OTHER INFORMATION

                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  10.9 Vodavi Technology, Inc. Amended and Restated 1994 Stock Option Plan

                  10.21 Master  Lease  Agreement  dated  May  31, 1996,  between
                        Matrix Funding Corporation and Vodavi Communications Systems, Inc.

                  27.1  Financial Data Schedule



         b)       Reports on Form 8-K
                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Vodavi Technology, Inc.




Dated:         August 13, 1996      /s/ Glenn R. Fitchet
                                    --------------------
                                    Glenn R. Fitchet
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Dated:         August 13, 1996      /s/ Gregory K. Roeper
                                    ---------------------
                                    Gregory K. Roeper
                                    Vice President Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)