Form 10-Q
period 1996-09-30
VODAVI TECHNOLOGY INC
filed 1996-11-14
CIK 949491

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996


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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of October 31, 1996 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                TABLE OF CONTENTS


                                                                         Page #
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - September 30, 1996
            and December 31, 1995.                                         3

            Consolidated Statements of Operations - Three and Nine
            Month Periods Ended September 30, 1996 and 1995.               4

            Consolidated Statements of Cash Flows - Nine Month Periods
            Ended September 30, 1996 and 1995.                             5

            Notes to Consolidated Financial Statements.                    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II.    OTHER INFORMATION                                             11

            SIGNATURES                                                    12

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands


                                                  September 30,    December 31,
                                                      1996             1995
                                                      ----             ----
                                                   (Unaudited)
CURRENT ASSETS:
    Cash                                             $ 1,180         $ 1,944
    Accounts Receivable, net                           7,541           6,427
    Inventory, net                                     5,456           8,546
    Prepaids                                             837             802
                                                     -------         -------
                                                      15,014          17,719

PROPERTY AND EQUIPMENT, net                            2,245           1,731

GOODWILL, net                                          6,739           7,089

OTHER LONG-TERM ASSETS, net                              967             931

                                                     -------         -------
                                                     $24,965         $27,470
                                                     =======         =======

CURRENT LIABILITIES:
   Notes Payable                                     $ 5,014         $     0
   Accounts Payable                                    3,268           3,625
   Accrued Liabilities                                 2,356           2,151
                                                     -------         -------
                                                      10,638           5,776
                                                     -------         -------

LONG-TERM OBLIGATIONS                                    394           7,884

STOCKHOLDERS' EQUITY:
   Preferred Stock                                         -               -
   Common Stock                                            4               4
   Additional Paid-In Capital                         12,308          12,308
   Retained Earnings                                   1,621           1,498
                                                     -------         -------
                                                      13,933          13,810
                                                     -------         -------
                                                     $24,965         $27,470
                                                     =======         =======


The accompanying notes are an integral part of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)


                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                             -------------            -------------
                                          1996         1995         1996         1995
                                          ----         ----         ----         ----
REVENUE, net                           $   11,706   $   10,309   $   33,961   $   31,202

COST OF GOODS SOLD                          7,824        7,115       22,659       21,779

                                       ----------   ----------   ----------   ----------
   GROSS MARGIN                             3,882        3,194       11,302        9,423

OPERATING EXPENSES
 Engineering and product development          578          447        1,613        1,285
 Selling, general and administrative        2,919        2,116        8,586        5,956
                                       ----------   ----------   ----------   ----------


OPERATING INCOME                              385          631        1,103        2,182

INTEREST EXPENSE                              213          304          655          823
                                       ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                    172          327          448        1,359

PROVISION FOR INCOME TAXES                    119          132          325          550
                                       ----------   ----------   ----------   ----------

NET INCOME                             $       53   $      195   $      123   $      809
                                       ==========   ==========   ==========   ----------

NET INCOME PER SHARE                   $     0.01   $     0.09   $     0.03   $     0.36
                                       ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                          4,410,849    2,266,660    4,410,849    2,266,660
                                       ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                              Nine months ended September 30,
                                              -------------------------------
                                                     1996            1995
                                                     ----            ----

OPERATING ACTIVITIES:
  Net Income                                     $    123        $    809
  Adjustments:
    Depreciation and amortization                     768             322
    Rent levelization                                  50              47
    Changes in working capital:
       Accounts receivable                         (1,114)         (1,530)
          Inventory                                 3,090          (1,048)
          Prepaid expenses                            (35)           (682)
          Other long term assets                     (109)            (40)
          Accounts payable                           (356)          2,760
          Accrued liabilities                         120             454

                                                 --------        --------
NET CASH FLOWS - OPERATING ACTIVITIES               2,537           1,092
                                                 --------        --------

INVESTING ACTIVITIES:
  Purchase of fixed assets                           (416)           (579)

                                                 --------        --------
NET CASH FLOWS - INVESTING ACTIVITIES                (416)           (579)
                                                 --------        --------

FINANCING ACTIVITIES:
  Capital lease payments                              (36)            -
  Borrowings from GE Capital                       29,505          31,383
  Payments to GE Capital                          (32,354)        (31,128)
  Payment of notes payable                            -            (1,200)

                                                 --------        --------
NET CASH FLOWS - FINANCING ACTIVITIES              (2,885)           (945)
                                                 --------        --------

INCREASE (DECREASE) IN CASH                          (764)           (432)

CASH, beginning of period                           1,944           1,454
                                                 --------        --------

CASH, end of period                              $  1,180        $  1,022
                                                 ========        ========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1996

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

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 1996 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

(c) Net income per share for the periods ended September 30, 1995 and 1996 was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common equivalent shares outstanding assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method as of the beginning of each period presented.

(d) Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting For Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires the Company to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. At September 30, 1996, the Company believes that its long-lived assets are recoverable. The company's judgment of the recoverability of its long-lived assets is based on its estimates of future cash flows.

Included in the Company's estimated future cash flows is revenue from the sale of the Company's Voice Activated Dialing (VAD) systems under the terms of a contract with GTE Mobilnet. The Company has recently installed its first VAD system for GTE Mobilnet. GTE Mobilnet has informed the Company that this first system will be evaluated as to its market acceptance and that the results of this evaluation will influence the timing of any additional installations. If the Company's estimates of future revenue under the terms of this contract are adversely affected by events related to this testing period, the Company may be required to recognize an impairment loss related to the goodwill recorded in connection with its acquisition of Enhanced (approximately $4.1 million at September 30, 1996).

The Company has chosen the disclosure method of accounting under SFAS No. 123, Accounting for Stock Based Compensation. This standard will require the Company to make additional pro forma disclosures in its annual report for fiscal 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Basis of Presentation

In July 1995, the Company acquired the operating assets of ARSI and in October 1995 the Company acquired Enhanced. The operating results for the three month and nine month periods ended September 30, 1996 include the operations of the acquired companies for the full periods. The operating results for the three month period ended September 30, 1995 includes the operations of ARSI for the full three month period, but does not include any operating results of Enhanced. The operating results for the nine month period ended September 30, 1995 includes the operating results of ARSI for three months, but does not include any operating results of Enhanced.


Results of Operations

         Three Months Ended September 30, 1996 and 1995

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.


                                                    Three Months Ended
                                                       September 30
                                                       ------------
                                                     1996         1995
                                                  ----------  -----------

Revenue                                               100%        100%
Cost of goods sold                                     67%         69%
                                                      ---         ---
  Gross margin                                         33%         31%
Operating expenses:
   Engineering and product development                  5%          4%
   Selling, general and administrative                 25%         21%
                                                      ---         ---
Operating income                                        3%          6%
Interest expense                                        2%          3%
                                                      ---         ---
Pre-tax income                                          1%          3%
Income taxes                                            1%          1%
                                                      ---         ---
Net income                                              0%          2%
                                                      ===         ===


         Revenue

Revenue was approximately $11.7 million in the third quarter of 1996, an increase of $1.4 million, or 13.6%, over the third quarter of 1995. Approximately $475,000 of the increased revenue can be attributed to the acquisition of Enhanced.

         Gross Margin

Gross margins increased to approximately 33.2% of revenue in the third quarter of 1996 as compared with 31% in the third quarter of 1995. The increased gross margin percentage reflects improvements resulting from the acquisition of Enhanced. The acquisition of Enhanced internalizes margins previously paid to Enhanced as a separate company for products purchased and sold by VCS. In addition, given the nature of the products sold by Enhanced, the gross margins earned by Enhanced on sales of its products to third parties have traditionally been significantly higher than those earned on sales by VCS.

         Engineering and Product Development

Expenditures related to engineering and product development during the third quarter of 1996 increased approximately $131,000 over the third quarter of 1995, primarily as a result of the acquisition of Enhanced and increased efforts at VCS related to its new wireless key system and digital product lines.

         Selling, General and Administrative

Selling, general and administrative expenses were approximately $2.9 million for the third quarter of 1996, an increase of approximately $800,000, or 37.9%, over the third quarter of 1995. The increase can be attributed primarily to the acquisition of Enhanced. Included in this increase is approximately $116,000 of additional goodwill amortization related to this acquisition.

         Interest Expense

Interest expense was approximately $213,000 in the third quarter of 1996, a decrease of $91,000, or 29.9%, over the third quarter of 1995. The decrease is attributable to a decrease in borrowings as a result of reduced inventories.

         Income Taxes

The provision for income taxes in the third quarter of 1996 reflects the impact of certain non-deductible expenses (primarily goodwill related to the Enhanced acquisition) which did not impact the third quarter of 1995. Such non-deductible expenses will be approximately $125,000 per quarter.

         Nine Months Ended September 30, 1996 and 1995

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.

                                                 Nine Months Ended
                                                   September 30
                                                   ------------
                                                1996            1995
                                             ----------      ----------

Revenue                                          100%            100%
Cost of goods sold                                67%             70%
                                                 ---             ---
  Gross margin                                    33%             30%
Operating Expenses:
  Engineering and product development              5%              4%
  Selling, general and administrative             25%             19%
                                                 ---             ---
Operating income                                   3%              7%
Interest expense                                   2%              3%
                                                 ---             ---
Pre-tax income                                     1%              4%
Income taxes                                       1%              2%
                                                 ---             ---
Net income                                         0%              2%
                                                 ===             ===

         Revenue

Revenue was approximately $34.0 million for the first nine months of 1996, an increase of $2.8 million, or 8.8%, over the first nine months of 1995. Approximately $1.7 million of the increased revenue can be attributed to the acquisitions of ARSI and Enhanced.

         Gross Margin

Gross margins increased to approximately 33.3% of revenue for the first nine months of 1996 as compared with 30.2% in the first nine months of 1995. The increased gross margin percentage reflects improvements resulting from the acquisitions of ARSI and Enhanced. The acquisition of ARSI has internalized amounts previously paid to third parties for the costs associated with repairing equipment sold by the Company and the acquisition of Enhanced internalizes margins previously paid to Enhanced as a separate company for products purchased and sold by VCS. In addition, given the nature of the products sold by Enhanced, the gross margins earned by Enhanced on sales of its products to third parties have traditionally been significantly higher than those earned on sales by VCS.

         Engineering and Product Development

Expenditures related to engineering and product development during the first nine months of 1996 increased approximately $328,000 over the first nine months of 1995, primarily as a result of the acquisition of Enhanced.

         Selling, General and Administrative

Selling, general and administrative expenses were approximately $8.6 million for the first nine months of 1996, an increase of approximately $2.6 million, or 44% over the first nine months of 1995. The increase can be attributed primarily to the acquisitions of ARSI and Enhanced. Included in this increase is approximately $375,000 of additional goodwill amortization related to these acquisitions.

         Interest Expense

Interest expense was approximately $655,000 in the first nine months of 1996, a decrease of $168,000, or 20%, over the first nine months of 1995. The decrease is attributable to a decrease in borrowings as a result of reduced inventories.

         Income Taxes

The provision for income taxes in the first nine months of 1996 reflects the impact of certain non-deductible expenses (primarily goodwill related to the Enhanced acquisition) which did not impact the first nine months of 1995. Such non-deductible expenses will be approximately $125,000 per quarter.


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

In connection with the acquisition of the Vodavi Division, General Electric Capital Corporation (GE Capital) provided debt financing in the form of a $12.0 million revolving line of credit. The line of credit extends through April 1997 and bears interest, payable monthly, at 4.5% over the 30-day commercial paper rate (9.9% at September 30, 1996). Advances under the line of credit are based upon the accounts receivable and inventories of VCS and are secured by substantially all of the assets and all of the capital stock of VCS. At September 30, 1996, the Company had outstanding borrowings of approximately $5.0 million under this facility and had approximately $3.2 million available for additional borrowing based on its existing collateral.

The revolving line of credit contains certain financial covenants and also prohibits VCS from paying dividends to the Company without the consent of GE Capital. At September 30, 1996, the Company was in violation of two financial covenants related to (i) net worth (by approximately $22,000), and (ii) rolling twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (by approximately $39,000). At October 31, 1996, the Company was in compliance with the covenant related to net worth, but remained in violation of the covenant related to rolling twelve months EBITDA. The Company expects that it will remain in violation of this covenant through the remainder of the loan term.

The Company has been working with GE Capital, as well as other lenders, to secure a new credit facility. The Company has received a commitment from a commercial lender, as well as renewal terms from GE Capital. The Company believes it will be able to either renew or replace its credit facility on terms no less favorable than those currently in place.

In April 1996, the Company entered into a leasing facility with a third-party lender for capital expenditures. The facility provides the Company with access to up to $400,000 at rates tied to Treasury notes (approximately 9.0% at September 30, 1996). As of September 30, 1996, the Company has financed approximately $200,000 of capital assets under this facility and has commitments outstanding for the remaining balance. In October 1996, the Company entered into a second leasing facility with this lender, which will provide an additional $400,000.

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

In October 1995, Enhanced merged with a wholly owned subsidiary of the Company in exchange for 666,662 shares of the Company's Common Stock and cash in the amount of $3.0 million. The Company will issue to the former stockholders of Enhanced up to an additional 250,000 shares of Common Stock in the event that Enhanced meets certain sales criteria during the period beginning April 1, 1995 and ending April 12, 1997 As of September 30, 1996, the Company believes it is unlikely that such sales targets will be met.

The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. The Company also intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On March 11, 1996, Syntellect Technology Corp. ("Syntellect") filed suit against the Company, Enhanced, and Sharon Dominguez d/b/a Crosstalk Communications,
alleging infringement of six United States patents held by Syntellect. Syntellect is suing for an unspecified amount of damages and injunctive relief. The Company has conducted a preliminary investigation of the claimed infringements and has filed an answer to the complaint. The Company and Syntellect have initiated settlement discussions.

On September 20, 1996, the Company and Enhanced filed a lawsuit in the United States District Court for the District of Arizona (No. CIV 96-2184 PHX SMM) against Michael Mittel and Fereydoun Taslimi, former officers and directors of Enhanced. The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Enhanced in 1995; breached certain terms of their respective employment contracts with Enhanced; and converted certain corporate assets of Enhanced, breached their fiduciary duties to Enhanced, and misappropriated certain corporate opportunities for their own benefit. The Company and Enhanced are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi.

On September 23, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2453), against the Company and Enhanced. The lawsuit alleges that Enhanced breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment. The Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and to vigorously defend the lawsuit filed by them against the Company and Enhanced.


Item 2.       CHANGES IN SECURITIES
              Not applicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES
              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Not applicable.

Item 5.       OTHER INFORMATION
              Not applicable.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits
              10.22  Equipment  Schedule No. 2 dated  October 7, 1996, to Master
              Lease Agreement between Matrix Funding Corporation and Vodavi Communications Systems, Inc.

              27.1     Financial Data Schedule.

         b)   Reports on Form 8-K
              Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Vodavi Technology, Inc.




Dated:        November 13, 1996     /s/ Glenn R. Fitchet
                                    ---------------------------------------
                                    Glenn R. Fitchet
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Dated:        November 13, 1996     /s/ Gregory K. Roeper
                                    ---------------------------------------
                                    Gregory K. Roeper
                                    Vice President Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                       12