Form 10-K405
period 1996-12-31
VODAVI TECHNOLOGY INC
filed 1997-03-28
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996       Commission File Number 0-26912
                          -----------------                              -------

                             VODAVI TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           86-0789350
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
        incorporation or                                   Identification No.)
          organization)

        8300 EAST RAINTREE DRIVE
           SCOTTSDALE, ARIZONA                                        85260
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

                                 (602) 443-6000
               --------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 24, 1997, there were outstanding 4,342,238 shares of the registrant's Common Stock, $.001 par value. The aggregate market value of Common Stock held by nonaffiliates of the registrant (2,733,708 shares) based on the closing price of the Common Stock as reported on the Nasdaq National Market on March 24, 1997, was $9,567,978. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

PART I                                                                                                         Page
                                                                                                               ----
         ITEM     1.       BUSINESS...........................................................................    1
         ITEM     2.       PROPERTIES.........................................................................   24
         ITEM     3.       LEGAL PROCEEDINGS..................................................................   24
         ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................   25

PART II
         ITEM     5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                             RELATED STOCKHOLDER MATTERS......................................................   26
         ITEM     6.       SELECTED CONSOLIDATED FINANCIAL DATA...............................................   27
         ITEM     7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS..............................................   28
         ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................   31
         ITEM     9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE..............................................   31
PART III
         ITEM     10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................   31
         ITEM     11.      EXECUTIVE COMPENSATION.............................................................   31
         ITEM     12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             AND MANAGEMENT...................................................................   31
         ITEM     13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................   31

PART IV
         ITEM     14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                             ON FORM 8-K......................................................................   32

SIGNATURES....................................................................................................   34

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

         The Company designs, develops, markets, and supports a broad range of telephone systems, commercial grade telephones, voice processing products, and computer-telephony products for a wide variety of business applications. The Company's telephone systems incorporate sophisticated features, such as automatic call distribution and caller ID, and its voice processing products include interactive voice response systems, automated attendant, and voice and fax mail. The Company's computer-telephony products allow users to combine the functionality of telephones and desktop computers through applications such as integrated PC telephones, desktop video conferencing systems, and call accounting systems. The Company markets its products primarily in the United States as well as in Canada, Mexico, and other foreign countries through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel.

         The Company's business strategy includes (i) expanding the Company's historical business of supplying telephone systems and commercial grade telephones; (ii) emphasizing its new voice processing and computer-telephony integration products for use in connection with telephone systems supplied by it and by others; (iii) entering the expanding markets for wireless telephone systems and desktop video conferencing systems; (iv) pursuing its strategic relationship with LG Electronics Inc. ("LGE"), a member of the multi-billion dollar, Korean-based LG Group with which management has had a long-term relationship; and (v) expanding its technological expertise through business acquisitions, license arrangements and other strategic relationships, and increased internal research and development efforts in order to enhance existing products, introduce new products, and expand product lines.

         Unless the context indicates otherwise, all references to the "Company" refer to Vodavi Technology, Inc., its predecessors and its subsidiaries, including Vodavi Communications Systems, Inc. ("VCS"), Enhanced Systems, Inc. ("Enhanced"), and Arizona Repair Services, Inc. ("ARSI"). The Company's corporate headquarters are located at 8300 East Raintree Drive, Scottsdale, Arizona 85260, and its telephone number is (602) 443-6000.

                                    BUSINESS

Industry Overview

         Virtually every business today relies upon its business communications system as an essential tool to speed and enhance the effectiveness of communications among employees, customers, and vendors; to contact decision makers regardless of their location; to increase employee productivity; to provide better customer service; and to reduce operating costs. Many factors have stimulated the growth of the telecommunications industry, including successive technological developments that have resulted in enhanced features and services, advances in telephone and computer hardware and software, and regulatory changes. These factors have resulted in continual development of full-featured business communications systems designed for use by small- and medium-sized businesses and offered at affordable prices.

         Since the late 1980s, the telecommunications industry has undergone a significant transition from products based on proprietary hardware and software systems to more flexible open architecture based products. The use of open architecture systems has enabled product developers to combine technological advances created by third-party developers with standardized or proprietary hardware, operating systems, and software in order to reduce development time, lower product cost, and expand product functionality. The availability of open architecture based platforms and flexible, user-programmable software modules has made affordably priced, full-featured communications systems available to small businesses with limited resources as well as to larger, more established organizations and has prompted users to replace older systems and equipment or to enhance their existing systems after the introduction of newer designs, technologies, and features.

         Accelerated technological advances in recent years have enabled telecommunications system providers to develop sophisticated systems that offer a wide variety of applications in addition to traditional call switching functions. Businesses of all sizes now demand affordable telecommunications systems that provide the capacity for (i) voice and text processing systems, which automate call answering, provide voice mail and automated call distribution functions, and provide the capacity to manage facsimile messages;
(ii) interactive voice response, which enables businesses to provide a wide range of additional services at lower cost by providing access to the organization's computer system from any touchtone telephone; and (iii) computer-telephony integration, which greatly enhances efficiency and productivity by providing access to and control of telephone system functions from individual computer terminals. Recent developments in wireless telephone systems, computer-telephony integration technologies, and desktop video conferencing technologies represent significant opportunities for sales of new product lines and features to further increase employee mobility and efficiency. The Company also believes that international sales of telecommunications systems that include productivity enhancing products will increase substantially in the future as cultural resistance to features such as voice mail and interactive voice response declines, improvements in installed telephone infrastructures in other countries are made, and regulatory differences between countries are eliminated.

Products

         The Company currently designs, develops, markets, and supports a broad range of (i) telephony products, which include digital and electronic key telephone systems and commercial grade telephones; (ii) voice processing products, including interactive voice response systems, automated attendant, automatic call distribution, voice mail and fax mail, and an advanced telephony software development language; and (iii) computer-telephony products, including Windows-based application products (such as PC telephones and attendant consoles), local area network ("LAN") to PBX connection packages, unified messaging servers utilizing the Internet, call accounting systems, and desktop video conferencing systems. The Company currently is developing a new line of digital communications systems and wireless digital telephone systems for introduction in 1997. The Company also is developing additional computer-telephone integration programs, voice activated command products, and unified messaging systems.

Key Telephone Systems

         Sales of key telephone systems represented approximately 72.4% and 70.0% of the Company's revenue during 1995 and 1996, respectively. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." Telephone systems are designed to accommodate the number of "ports" (the total number of incoming lines, or "trunks," and stations) required to handle the communications needs of businesses of varying sizes. The switching unit routes calls on one or more incoming trunks from the local or long distance telephone company central office equipment to the appropriate station located within the business. The switching unit also routes calls from one station within the business to other stations within the business or out to the telephone company central office for switching to other local or long distance telephone numbers.

         The Company currently markets various lines of key telephone systems, under its STARPLUS and infinite brand names, for businesses requiring as few as two incoming trunks and four stations up to 96 trunks and 120 stations (a 216-port system). The Company sells the STARPLUS line through large wholesale distributors known as "Supply Houses" and the infinite line through telephone sales and installation companies known as "Direct Dealers." See Item 1, "Business - Sales, Marketing, and Distribution." Each of the infinite telephone systems incorporates the base platform and software of the corresponding STARPLUS system, with certain modifications that differentiate the infinite system from the STARPLUS system in function and cosmetic appearance.

         The Company supplies several models of key telephone sets with progressive features for use in conjunction with each of its telephone systems, including a model with PC Interface for use with the Company's computer-telephony integration products. Many of the feature buttons on the Company's key telephones are user-programmable to enable users to custom-tailor their telephone systems for maximum efficiency in specific applications.

         The Company markets both fully digital and electronic (analog) key telephone systems and related products. The Company's digital telephone systems employ a digital architecture in order to provide digital voice transmission and system control, while the Company's electronic telephone systems employ a microprocessor-based architecture and solid state switching for voice transmission and system control. Most of the Company's telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. The Company's telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. The Company designs its key telephone systems to readily permit expansion or customization for specific business applications by installation of a variety of voice processing or computer-telephony integration products. See Item 1, "Business - Products - Voice Processing Products" and Item 1, "Business - Products - Computer-Telephony Integration Products."

         The Company intends to take advantage of the expected replacement of the entire installed base of electronic telephone equipment as digital and wireless systems become better defined, more cost effective, and more widely accepted. The digital technology incorporated into the Company's digital telephone systems provides clearer voice reproduction and a state-of-the-art interface to data applications that enables better data compression and more accurate data transmission than can be provided by electronic systems. The Company also believes that the growing acceptance and utilization of the Integrated Services Digital Network ("ISDN"), which provides the capacity to simultaneously transmit voice, data, and video information over the same telephone, will significantly stimulate sales of digital telephone systems that include high-speed data transmission and other technology necessary to fully implement ISDN capabilities.

         The Company's digital systems enable customers to upgrade their telephone systems as their businesses grow and technology advances by adding or replacing components in stages without replacing their entire systems. As a result, it is generally more economical for the end users to expand their STARPLUS or infinite systems than to switch to a competitor's system. In addition, the wireless telephone systems currently being developed by the Company are designed to be incorporated with the Company's digital systems without requiring significant modification to existing equipment. The Company believes that the economy and flexibility provided to its customers by this migration strategy offers a competitive advantage to the Company.

Commercial Grade Telephones

         The Company markets several lines of commercial grade telephones through Supply Houses and Direct Dealers for ultimate sale to home office or business users that require a business telephone with multiple features; for use with PBX installations in hotels, motels, and resorts; and for use with electronic or digital key systems, PBX systems, or telephone company central office ("Centrex") switching systems when the customer prefers telephone sets that provide multiple features. Sales of commercial grade telephones represented approximately 17.7% of the Company's revenue during each of 1995 and 1996. All of the Company's commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by the Company or by competing manufacturers. The Company's commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. The Company's more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, and the capability to utilize custom calling features provided by local telephone companies.

Voice Processing Products

         Voice processing includes functions designed to reduce labor costs while providing faster, more efficient routing of incoming calls and speeding and simplifying message delivery and storage. A caller communicates with the system by pressing appropriate keys on a touchtone telephone or by giving spoken commands. The system listens for this input and then makes an appropriate response. The Company's voice processing systems also provide extensive reporting capabilities, including data used to analyze mailbox usage or caller routing patterns. The flexible design of these systems permits operating personnel to access system programming and administration functions via a keyboard and monitor or from remote locations via touchtone telephone.

         The Company designs its voice processing systems by using a microprocessor-based open architecture platform, which enables the Company to significantly enhance product development by utilizing standardized hardware and operating systems software and by supplementing its own software development expertise with additional software systems developed in conjunction with or acquired through licensing arrangements with independent third-party developers. The Company packages this platform with increasingly sophisticated combinations of software application modules in order to create several lines of voice processing products that offer a wide array of features designed to meet the needs of business organizations depending upon the size of their telephone systems and required complexity of voice processing functions. The Company's voice processing platforms utilize a modular software application design that permits users to configure their systems to meet current needs and to accommodate system growth as their businesses expand.

         The Company designs its voice processing products to integrate with telephone systems sold by the Company as well as competing manufacturers and frequently markets its voice processing products independently of its telephone systems. The Company, however, cultivates the expansion of its existing base of telephone systems by offering voice processing products that differentiate its products from those of its competitors and that provide a value-added basis for increased sales and profit margins. The Company also markets an advanced software development language, which enables independent developers to create custom telephony applications.

Interactive Voice Response

         The Company's interactive voice response ("IVR") system connects the business user's telephone system to the user's host computer in order to permit the use of any touchtone telephone as a computer terminal to access and store information in the business's database. This interactive connectivity permits callers to conduct transactions, such as placing orders, checking inventory, tracking order shipments, or querying account information, from any touchtone telephone. IVR converts callers' touchtone key presses into data for storage on the computer system and uses synthesized human speech to give the caller instructions  regarding  how to  access  the  database  and to  communicate  the requested information to the caller. The open architecture design of the Company's IVR system provides unlimited scalability by permitting users to increase the number of ports or voice storage capacity simply by plugging in more voice cards or disk drives and by linking multiple devices into networks to create virtually unlimited configurations. Users may enhance the system by adding independent off-the-shelf software modules that can be seamlessly integrated to provide additional features, such as call routing, voice messaging, fax store-and-forward, and audiotext.

Voice Mail and Fax Mail Systems

         The Company's traditional DOS-based voice mail systems automatically route unanswered calls to a preprogrammed destination or the recipient's voice mailbox. Voice mail enables callers to leave detailed messages and permits recipients to retrieve messages when they return to their offices or by dialing into the system from remote telephones. Each voice mailbox can be customized to the individual user's needs. Voice messages can be stored, replayed, saved, or erased as desired by the user. The menu routing functions included in certain of the Company's voice mail systems enable business users to program the systems to create custom, multi-level menus that permit callers to automatically access organizational departments or product, service, or event information by dialing menu choices.

         Fax mail provides the ability to receive, store, retrieve, and forward facsimile messages in the same manner that voice mail handles voice messages. The Company's fax mail system digitizes and stores facsimile messages and notifies the user that messages have been received. The user can retrieve and print the facsimiles from his or her office or remote locations (such as a hotel room) and can also instruct the system to forward facsimiles to other recipients. "Fax-on-command" enables callers to access information stored by a business, such as sales and marketing brochures, technical specifications, and pricing data, and request the system to transmit the desired information to the caller's facsimile machine.

         The Company's Microsoft Corp. ("Microsoft") Windows NT-based messaging systems combine traditional voice and facsimile messaging capabilities with the ability to share messages with other voice messaging systems over the Internet. The new system utilizes Company developed extensions to existing Internet e-mail protocols to enable voice messages to be transported over the Internet or other electronic fields for efficient, low-cost information exchange between remote systems. As a result, a business with multiple offices can extend its voice messaging system so as to permit employees in different locations to create, receive, answer, or forward voice and facsimile messages via the Internet more quickly, efficiently, and economically than traditional long-distance telephone calls. In addition, by adding the Company's new Unified Messaging server, users may retrieve voice, facsimile, paging, e-mail, or Internet mail messages from a consolidated desktop computer screen. See Item 1, "Business - Products - Computer-Telephony Integration Products."

Automatic Call Distribution

         The Company markets its ACD System Software and ACD Reporting Package (the "ACD System") for use with digital key telephone systems. The automatic call distribution functions provided by the ACD System enable businesses that receive a large volume of customer calls (such as catalog sales operations) to manage incoming calls efficiently by directly routing them to the proper person or group. The ACD System reduces the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, the ACD System plays a custom "hold" message for the caller and connects the call to the first available person or sales agent. The ACD System saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. The ACD System enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity. The ACD Reporting Package component of the ACD System provides real-time information and comprehensive historical reports on calling activity for review by management.

Automated Attendant

         The Company's automated attendant routes incoming calls automatically to the intended person or department during and after business hours by instructing the caller to press on his or her touch-tone telephone the numbers of the recipient's extension or the letters of the recipient's name, which provides front-end automated call processing for small key telephone systems and PBX systems that support standard commercial telephones. Automated attendant features ensure that each caller has the ability to contact the intended person and enable the business to eliminate or reduce operators or attendants or to assign other responsibilities to attendants or operators when not answering calls. The business user also can program the system so that callers always have the option of speaking with an operator.

Computer-Telephony Integration Products

         The Company designs, develops, and markets computer-telephony integration ("CTI") products that combine the communications technologies of business telephone systems with the information storage and processing capabilities of personal computers. The Company's CTI products utilize an open system architecture to integrate computers and telephone systems into a user-friendly information storage, processing, and transmitting device. The Company believes that developing more value-added CTI applications for its telephone systems will enhance the appeal of its product lines and enable it to sell more key telephone systems, full-featured telephones, and other software packages and add-on peripheral products. The Company markets CTI products that enable a user to (i) utilize the Internet to access voice, facsimile, and e-mail messages via personal computer; (ii) incorporate telephone functions with computer software to speed call handling and permit the user to personalize telephone functions; (iii) identify incoming callers and immediately access computer files relating to the caller; (iv) connect Windows-based local area networks to the user's telephone system; and (v) quickly and inexpensively access and analyze call accounting information. The Company has recently incorporated an application provider interface into its digital telephone systems that will be compatible with Microsoft's Telephony Application Programming Interface.

PC Phone

         The Company's PC Phone product lines include software applications designed to operate in conjunction with Microsoft's Windows operating systems software in order to unite personal computers and telephones to help business users better manage their communications and information systems. The PC Phone package includes the PC Phone software, which is ready to be loaded onto the computer workstation, and a PC Interface Telephone, which is a digital telephone keyset with RS-232C serial port for connection to the user's computer. PC Phone incorporates the fixed and flexible feature buttons of the Company's digital telephones (such as the dial pad, call status display, directory window, and dial display) onto the computer screen. The user can then access all telephone features, place calls, and process incoming calls from either the telephone or the computer. For instance, the user can click on the directory icon to access the desired telephone directory, type in the name of the person to be called, and click on the "dial out" icon to automatically dial the telephone number. The system also permits the user to answer incoming calls without having to exit a Windows application.

         PC Phone enables users to customize and enhance message handling efficiency by using programmable feature buttons to create user-specific functions, such as conference calling or speed dial numbers. PC Phone also permits users to access voice mail and activate voice mail options, such as fast-forward, rewind, or delete by using the mouse, computer keyboard, or telephone keypad. PC Phone permits users to create multiple directories with up to 1,000 names in each directory. PC Phone also provides connections to readily available personal information managers and contact management software packages, such as "ACT!," "TeleMagic," and "Gold Mine."

Incoming Caller ID

         The Company's Incoming Caller ID product lines provide system users with instant identification of the caller's name and telephone number prior to answering the incoming call. When connected to the business's computer system via the Company's PC Phone products, the Incoming Caller ID systems facilitate instant access to customer database information, such as account activity notes, prior purchases, or billing and payment history, which the system's "Screen Pop" feature displays at the user's personal computer screen before the call is answered. Other Incoming Caller ID features permit faster transfer of calls to the appropriate system user, simplify the process of returning unanswered calls by enabling the user to scroll through the table of unanswered calls shown on the telephone display and press the speed dial button on the highlighted number to return the call, and record incoming caller information, including name, telephone number, time and date of call, call duration, and the number of the station that answered the call.

Callsort Pro for Windows

         The Company's Callsort Pro for Windows ("Callsort") combines call accounting software with a graphical interface designed to enable business managers quickly and inexpensively to access and analyze call accounting information. Reports generated by Callsort enable business users to allocate expenses by department or project, bill customers for calls made on their behalf, evaluate productivity of individual employees, verify telephone bills, and identify long-distance call abusers. Callsort seamlessly blends a call collecting and pricing software module, a system management software module, and a reporting software module to form a single application that may be used in conjunction with stand-alone computers or local area networks. Telephony systems managers can program Callsort to control the collection and distribution of system information and to grant or restrict access to specific data according to the user's telephone extension, department, account, or other criteria. Callsort provides over 30 predefined report formats that can be accessed and executed from any Windows-based PC on the network and also enables users to customize reports by selecting from various combinations of selection and sorting criteria. In addition, users can create and save their own reporting formats. Callsort includes a hotel module, which enables hotels and motels to charge guests automatically for local and long-distance calls made from their rooms.

Unified Messaging

         The Company's unified messaging system utilizes Microsoft's "Exchange" technology to enable users to access e-mail, voice mail, facsimiles, and paging messages in a single session at a personal computer. The system displays a listing of all of the user's messages and enables the user to access and control all of his or her messages with a click of the computer mouse.

Internet Fax Delivery

         The Company's Windows NT-based Internet fax delivery systems provide the ability to send and receive facsimile messages via the Internet. The
Company's Internet fax delivery systems connect the user's telephone and computer to enable the user to transmit facsimile messages or documents to conventional facsimile machines via the Internet. These systems provide ease of use and avoid problems associated with e-mail attachments, mismatched data encryption techniques, or private or switched network costs. The Company's Internet fax delivery systems provide spoken prompts that guide the user through the transmission process and also transmit delivery confirmations to the user's mailbox.

Desktop Video Conferencing

         The Company recently introduced a full-featured Windows 95-based desktop ISDN video conferencing system that is designed to enable users to place and receive video calls with ease. The system features a full duplex speakerphone with echo cancellation and "picture-in-picture" to show both ends of the call. Users can assemble video conferences with up to five parties by using an external video conferencing service. The system also supports application sharing and permits all parties on the call to collaborate in data sharing.

New Product Development

         The Company engages in an on-going program to develop enhancements to its existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communications tools. The Company believes that continuous development of new products and features will be necessary to enable it to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for growth and profitability of the Company on an on-going basis.

Digital Communications Systems

         In conjunction with LGE, the Company currently is developing a new line of digital communications systems, which will support up to 384 ports. The Company anticipates that the line will be ready for distribution beginning in mid-1997. Upon introduction of the line, the Company will compete for sales of the approximately 3.6 million stations currently sold annually to the 50 to 400 station market segment, which will significantly expand the Company's addressable market for telephone systems and related products. The Company intends to target its systems towards the small-installation segment of the PBX market, with particular emphasis on key vertical market segments, such as hotels and motels, educational institutions, service organizations, and general business organizations.

         The Company is designing its new digital systems to combine the sophistication and high-end capabilities of traditional PBX systems with the ease of use of key telephone systems that are integrated for both voice and data applications. The systems will be fully modular and will utilize a universal slot orientation capable of supporting a wide variety of terminals, trunks, and data interfaces. In addition to the new digital systems' productivity enhancing features and capabilities, the Company anticipates that the larger digital communications systems will provide users of the Company's products with the ability to expand their telephone systems beyond the capacities of the Company's current telephone systems, while retaining their installed base of STARPLUS or infinite telephone sets, voice processing systems, and computer telephony products. The Company currently is developing enhancements to its platform that will provide support for multi-cell, multi-user wireless communications systems, computer-telephony integration products, ISDN functions, and voice activated commands.

Wireless Telephone Systems

         The Company and NovAtel Wireless, Inc. ("NovAtel") currently are jointly developing a single cell, multi-user wireless telephone system for use with smaller telephone systems and a multi-cell, multi-user wireless system for use with the Company's digital communications systems and PBX systems. The low-powered, lightweight, portable wireless telephone handset units are designed to operate as a stand-alone telephone system or to work in conjunction with all industry-standard telephone systems marketed by the Company or its competitors and will incorporate multiple key system feature buttons in order to provide access to many of the system features currently provided by such telephone systems. The Company's wireless telephone systems will use a 900 megahertz digital spread-spectrum frequency hopping technology. The Company anticipates that the handsets will operate at a range of up to 200 feet from a wireless transmitting station.

         Benefits of the Company's wireless telephone systems will include greater mobility, reduced need for external paging equipment, reduced need for voice mail, and reduced secretary workload as well as ease of installation and lower initial installation costs resulting from the elimination of wiring to individual stations. The Company believes that its wireless telephone systems will provide increased productivity in business situations in which managers or employees spend a large portion of their time away from a fixed office or telephone location, such as sales clerks working on the floor of a large retail store, order processing clerks in warehouse operations, or production supervisors inspecting a large manufacturing plant. The Company currently plans to introduce its first wireless communication products in 1997.

         Under the agreement between the Company and NovAtel (the "Wireless Agreement"), the Company and NovAtel share product development costs and the Company pays the costs associated with obtaining necessary government approvals. NovAtel has granted the Company the exclusive right to market and distribute the wireless telephone systems in the United States and Canada. The Wireless Agreement requires the Company to purchase from NovAtel, on a purchase order basis, minimum quantities of wireless base units and handsets. The Wireless Agreement establishes the minimum purchase obligations for the first year of the agreement and gives NovAtel the right to change the Company's exclusive distribution right to a non-exclusive right in the event that the Company and NovAtel are unable to agree upon the Company's minimum purchase obligations for subsequent years. The Wireless Agreement will expire five years after the first delivery of wireless telephone products ordered by the Company. Steven A. Sherman, the Company's Chairman of the Board, is the Chairman of the Board and President and a significant shareholder of NovAtel. See Item 1, "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest."

CTI Development Programs

         The Company currently is developing products to embrace the new Telephony Application Programming Interface ("TAPI") computer-telephony integration standard. TAPI is a programming interface that works in conjunction with software standards developed by Microsoft to enable third-party software developers to design CTI software that permits computer applications to communicate with telephone systems without being written for a particular telephone system vendor's hardware.

Sales, Marketing, and Distribution

         The Company currently markets its products in all 50 states and Puerto Rico through a distribution network consisting primarily of large wholesale distributors known as "Supply Houses" and telephone sales and installation companies known as "Direct Dealers." The Company also maintains an in-house sales staff that makes direct sales of certain of its products to large commercial organizations and public access providers, such as local telephone companies and cellular telephone system providers. From time to time, the Company may also market its products on a private label basis to original equipment manufacturers ("OEMs"). The Company derived approximately 81.5% and 12.1% of its total revenue from sales to Supply Houses and Direct Dealers, respectively, in 1996.

Supply Houses (Wholesale Distributors)

         The Company designs and markets its STARPLUS brand of key telephone systems, commercial grade telephones, and related products for sale through Supply Houses. The Supply Houses resell the Company's products primarily to small local interconnect companies and independent telephone companies, which in turn resell the Company's products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. The Company provides ongoing training to Supply House employees to enable them to sell more effectively the Company's products and to provide the interconnects and independent telephone companies with technical assistance in installation, maintenance, and customer support.

         The Company believes that sales through Supply Houses offers several advantages, including (i) established distribution systems and access to a large number of customer accounts; (ii) maintenance of customer credit facilities and an established inventory of the Company's products; (iii) prompt payment of receivables; (iv) reduced needs for direct training by the Company; (v)
effective promotion of the Company's products at trade shows; (vi) geographically dispersed sales forces that can reach customers more effectively than the Company would otherwise be able to do; (vii) lower support and carrying costs compared with the costs associated with direct sales to a large number of Direct Dealers; and (viii) the absence of conflict with the Company's sales to medium and larger interconnects through Direct Dealers.

         Supply  Houses that  currently  resell the Company's  products  include
Graybar Electric Co., Inc. ("Graybar"), Sprint/North Supply, Anixter Brothers, Inc., G.T.E. Supply Co., Famous Telephone Supply, Power & Telephone Supply Company, Inc., Alltel Supply, Inc., Ademco Distribution, Inc., and Ingram Micro, Inc. Graybar accounted for 45% and 44% of sales during 1995 and 1996, respectively. The Company's sales and marketing personnel stimulate demand for its products with the smaller interconnects and independent telephone companies that purchase the Company's products from Graybar, Sprint/North Supply, and other Supply Houses and install these products at the end users' premises. These interconnects and independent telephone companies provide the "pull through" demand for the Company's products from Graybar and other Supply Houses. As a result, the Company believes that a decrease in purchases by Graybar or other Supply Houses would result in only a temporary adverse effect on the Company's operations if interconnects and independent telephone companies would continue to demand the Company's products from other Supply Houses, which in turn would increase their purchases of the Company's products.

Direct Dealers

         The Company developed its infinite line of telephone systems and related products for sales to Direct Dealers. These Direct Dealers are medium and large interconnect companies or local dealers that resell the Company's products directly to end users. The Company believes that the principal advantages of this distribution channel are higher gross margins on product sales, greater visibility of the Company's product lines, and the ability to exert additional control over factors such as pricing of the Company's products. Sales to Direct Dealers, however, generally involve longer credit terms for the Company, the necessity to provide increased direct marketing and technical support, and additional costs associated with developing and training the independent commissioned sales staff of the various Direct Dealers to enable them to solicit purchases of the Company's products. The Company has increased the number of Direct Dealers that sell its infinite products from 15 at December 31, 1992 to approximately 77 at December 31, 1996 and continues to seek additional Direct Dealers for its infinite products.

In-house Sales Staff

         The Company maintains an in-house sales staff that makes direct sales of certain of its products to large commercial organizations and governmental agencies in the United States and foreign countries. The Company's in-house sales force also develops relationships with value-added resellers, which purchase certain of the Company's products as a base platform, enhance the platform with specialized software that they have developed, and then resell the combined systems.

International Sales

         To date, sales of the Company's products in foreign countries have not represented a significant portion of the Company's revenue. The Company, however, believes that sales of its telephone systems and other products in international markets may increase in the future as cultural resistance to features such as voice mail and interactive voice response declines, as touchtone technologies and cellular telephone service become more available and other installed communications infrastructures are improved, and as regulatory differences between countries are eliminated. All of the Company's sales in foreign countries are denominated in United States dollars.

Research and Development; Strategic Alliances with LGE and Other Companies

         The Company believes that the continued development of telephone system software that distinguishes the functions and features of the Company's products from those of its competitors represents a critical factor in determining the Company's ongoing success. The Company's engineering staff consists of highly trained and experienced software professionals who focus on providing and supporting high quality, user-friendly business communications systems and related products. The availability of in-house software and systems development expertise at the Company's facilities in Arizona and Georgia provides the Company with product control, permits faster turnaround and reaction time to changing market conditions, and provides a solid base of maintenance and support services to end users. The Company utilizes product and market development groups that interact with customers in order to anticipate and respond to customer needs through development of new product programs and enhancement of existing product lines.

         The Company conducts joint development activities with LGE for the design and development of hardware incorporated into certain of the Company's existing or planned telephone system and commercial grade telephone product lines. Under its joint development projects with LGE, the Company provides market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGE provides hardware research, design and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGE contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGE produces the finished goods developed under the alliance. See Item 1, "Business - Manufacturing" and "Special Considerations - Dependence on LGE." The Company has successfully engaged in such projects with LGE in the past and believes that it will continue to have access to LGE's advanced hardware research and development capabilities as the Company develops new product lines in such areas as wireless communications, digital key telephone systems, digital PBX systems, large-scale integrated circuits, multi-layer printed circuit boards, and surface mount technologies.

         The Company also enhances its software development expertise through acquisitions of or licensing arrangements and other strategic alliances with independent third-party developers. The Company and NovAtel are parties to an agreement to jointly develop wireless communications systems. See Item 1, "Business - Products - New Product Development" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest." The acquisition of Enhanced has provided the Company with significant technical resources related to speech recognition, interactive voice response, computer-telephony integration, and voice mail systems. The Company has active strategic alliance relationships with other companies that possess expertise in automatic call distribution, small digital key telephone systems, and digital wireless technologies. The Company intends to pursue additional opportunities to enter into strategic alliances with other companies that possess established expertise in specific technologies in order to co-develop proprietary products or to acquire such companies in order to develop new products internally.

Manufacturing

         The  Company  obtains  its  key  telephone  systems  and  full-featured commercial grade telephones under manufacturing arrangements with various third-party manufacturers, including LGE. The Company owns a significant portion of the tooling used by the third-party manufacturers to manufacture its products. The Company's agreements with the third-party manufacturers generally require the manufacturers to produce the Company's products according to the Company's technical specifications, to perform quality control functions or otherwise meet the Company's quality standards for manufacturing, and to test or inspect the products prior to shipment. Pursuant to the manufacturing agreements, the manufacturers provide the Company with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform with the warranties within specified periods. The Company performs final assembly, systems integration, and testing of certain of its automated call distribution, voice mail, automated attendant, interactive voice response, and computer-telephony integration products at its Arizona and Georgia facilities.

         The Company obtains certain of its electronic telephone systems and certain of its digital telephones from LGE, which owns the rights to produce such equipment. LGE owns approximately 18.7% of the Company's outstanding Common Stock. Pursuant to an agreement with LGE (the "LGE Agreement"), LGE granted the Company the right to distribute and sell throughout the United States and Canada products covered by the agreement that LGE manufactures in South Korea. The term of the LGE Agreement expires on April 12, 1997. The Company currently is engaged in discussions with LGE regarding extending the current agreement or entering into a new manufacturing agreement for the products that the Company obtains from LGE. The Company makes all purchases pursuant to the LGE Agreement on a purchase order basis. See Item 1, "Special Considerations - Dependence on LGE" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest."

         The Company obtains certain of its electronic telephone systems and most of its commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd. ("LGST"), a joint venture between LGE and Srithai Group, a Thailand-based entity. Pursuant to an agreement with LGST (the "LGST Agreement"), LGST granted the Company the right to distribute and sell throughout the United States and Canada such products manufactured by LGST in Thailand. The LGST Agreement prohibits the Company from purchasing the products covered by the LGST Agreement from any other manufacturer during the term of the agreement, which expires on April 12, 1997. The Company currently is engaged in discussions with LGST regarding extending the current agreement or entering into a new manufacturing agreement for the products that the Company obtains from LGST.

The Company makes all purchases pursuant to the LGST Agreement on a purchase order basis. See Item 1, "Special Considerations - Dependence on LGE" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest."

         The Company currently obtains certain of its digital key telephone systems and related digital products from Wong's Electronics Co., Ltd. ("Wongs"), a Hong Kong company, pursuant to an agreement with Wong's (the "Wong's Agreement"). The Wong's Agreement will remain in effect until either party gives the other party at least three months' advance notice of termination. The Company makes all purchases pursuant to the Wong's Agreement on a purchase order basis. Executone Information Systems, Inc. ("Executone") owns certain rights to the products that the Company purchases pursuant to the Wong's Agreement and licenses to the Company the right to use Executone's technology incorporated into such products. See Item 1, "Business - Patents, Trademarks, and Licenses."

         The Company also obtains certain of its digital key telephone systems from Tecom Co., Ltd., ("Tecom") a Republic of China company. Pursuant to an agreement with Tecom (the "Tecom Agreement"), Tecom granted the Company the exclusive right to sell and distribute throughout all of North and South America such products manufactured by Tecom. The initial term of the Tecom Agreement expires in June 1999, at which time the agreement will automatically renew and continue until either party gives the other party not less than 120 days' advance notice of termination. The Company makes all purchases pursuant to the Tecom Agreement on a purchase order basis. The Tecom Agreement requires the Company to use its best efforts to purchase from Tecom products with an aggregate minimum purchase price of $3.5 million and $4.25 million during 1997 and 1998, respectively. In the event that the Company fails to purchase at least 75% of such purchase obligations, Tecom has the right to either designate the Company as a non-exclusive distributor of the products purchased under the Tecom Agreement or increase the prices of such products by up to 5%.

         The countries in which certain of the Company's products are manufactured have been subject to natural disasters and civil disturbances in the past. These circumstances could affect the Company's ability to obtain certain of its products from its overseas manufacturers. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, the Company has not experienced any significant interruptions of
shipments  to  date.  The   termination  of  any  of  the  agreements  with  its
manufacturers or the inability of the Company to obtain products pursuant to such agreements, even for a relatively short period of time, could have a material adverse effect on the Company's operations. See Item 1, "Special Considerations - Dependence on Third Parties for Manufacturing; International Manufacturing Sources."

Quality Control

         The Company recognizes that product quality and reliability are critical factors in distinguishing its products from those of its competitors. The Company designs its products to include components meeting specified quality standards in order to ensure reliable performance. The Company also requires its third-party manufacturers to comply with specified quality standards regarding materials and assembly methods used in manufacturing the Company's products. See
Item 1, "Business - Manufacturing." In addition, the Company maintains a rigorous quality assurance program designed to ensure that the manufacture of its products conforms with specified standards and to detect substandard products before shipment. As part of this program, the Company maintains, on a full-time or part-time basis, personnel at the factories in which its products are manufactured. These quality assurance personnel inspect incoming raw materials and components, audit in-process controls at the factories, and participate in finished goods acceptance inspections. The Company inspects products as they arrive at its warehouse in Arizona.

Support Services

         The Company provides limited warranties against defective materials and workmanship on each of the products that it sells. The Company provides a complete support service for all of its products by maintaining a

24-hour toll-free telephone number that system users or their service representatives can contact for trouble shooting and diagnostic assistance. The Company maintains an operating set-up of each of its telephone systems, key telephone units, and peripheral systems at its headquarters facility, supported by a staff of technicians trained to handle service assistance calls. When a customer calls with a question relating to performance malfunctions or an operational system question, the Company's personnel attempt to replicate any problem the customer is encountering, diagnose the cause, and provide a solution to the customer via telephone. If the Company's technicians cannot determine the cause of the malfunction over the telephone, the Company dispatches a service representative to the customer's place of business in order to locate the source of the problem and take corrective measures.

         The Company also operates a repair facility that performs repairs on the Company's telephone systems, commercial grade telephones, and related products. The Company believes that operating its own repair center provides it with savings on repair expenses as well as increased customer satisfaction as a result of faster turn-around time, improved quality of repairs, and reduced need for repeat repairs.

Competition

         Markets for key telephone systems, commercial grade telephones, and other communications products are extremely competitive. The Company currently competes principally on the basis of the technical innovation and performance of its telephone systems, commercial grade telephones, and other products, including their ease of installation and use, reliability, cost, and the technical support both before and after sales to end users. The Company's competitors in the sale of telephone systems and telephones include Comdial, Nitsuko, Panasonic Communications & Systems Co., and Toshiba Information Systems, Inc. Competitors in the supply of voice processing systems include Active Voice Corporation and Applied Voice Technology as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various original equipment manufacturer agreements. Competition in the interactive voice response market includes Brite Voice Systems, Intellivoice Communications, Inc., and Glenayre. In the computer telephony market, the Company competes with many of the same companies indicated above as well as large software development companies, including Microsoft Corp., Lotus Development Corporation, and Novell, Inc. Most of the Company's competitors are large companies that have greater name recognition and greater financial, technical, marketing, manufacturing, distribution, and personnel resources than the Company. The revenue, profitability, and success of the Company depends substantially upon its ability to compete with other providers of telephone systems and other telephony products. No assurance can be given that the Company will continue to be able to successfully complete with such organizations.

         Certain of the Company's product lines compete with products and services provided by the regional Bell operating companies, ("RBOCs") which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features such as ICLID through equipment located in the telephone company's central switching offices. The RBOCs from time to time have proposed the modification or repeal of statutes and regulations, which currently prohibit them from conducting telephone equipment manufacturing activities and from providing certain other services that may directly compete with the Company's product lines. There can be no assurance that such regulations will remain in effect or unchanged indefinitely. Any modification or repeal of such regulations that would permit the RBOCs to compete with the Company by directly or indirectly manufacturing or distributing telephone systems and equipment and/or "bundling" telephone equipment sales with other calling services provided by the RBOCs may have a material adverse effect on the Company's operating results.

Patents, Trademarks, and Licenses

         As of December 31, 1996, the Company owned six United States patents expiring on various dates beginning in 2000 and ending in 2008. The Company intends to continue to seek patents on its inventions used in its products. The process of seeking patent protection can be expensive and can consume significant management resources. The Company believes that its patents strengthen its negotiating position with respect to future disputes that may arise regarding its technology. However, the Company believes that its continued success depends primarily on such factors as the technological skills and innovative abilities of its personnel rather than on its patents. There can be no assurance that patents will issue from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage to the Company.

         The Company acquired the registered and unregistered trademarks for "STARPLUS," "First Class," and "infinite" from Executone as part of the acquisition of the assets of the Company from Executone in April 1994. The
Company's ability to compete may be enhanced by its ability to protect its proprietary information, including the issuance of patents, copyrights, and trademarks. The Company also has taken steps to protect its proprietary information through a "trade secrets" program that includes copy protection of its software programs and obtaining confidentiality agreements with its employees. There can be no assurance, however, that such efforts will be effective to prevent misappropriation, reverse engineering, or independent development of the Company's proprietary information by its competitors. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. Accordingly, the Company believes that, due to the rapid pace of technological change in the telecommunications industry, the technical and creative skills of its engineers and other personnel will be extremely important in determining the Company's future technological success.

         Pursuant to an agreement with Executone (the "License Agreement"), the Company possesses a non-exclusive license to use Executone's technology related to certain of the STARPLUS and infinite digital telephone systems. Under the License Agreement, the Company has granted to Executone a cross-license that enables Executone to utilize improvements that the Company develops for the technology covered by the License Agreement. The License Agreement prohibits the Company from modifying the technology so that the Company's telephone systems can be used with Executone's products. The License Agreement requires Executone to provide certain technical support necessary for the Company to utilize the technology covered by the agreement. Pursuant to the License Agreement, the Company purchases all of the proprietary components for its STARPLUS and infinite digital telephone systems at Executone's cost plus 5%, and the Company pays Executone a royalty fee of 5.3% of the manufactured cost of all of its products that utilize the technology covered by the agreement. The License Agreement expires on March 30, 2014, but automatically renews for a 20-year period unless either party gives written notice of termination within 60 days prior to March 30, 2014. The Company and Executone in the past have disputed the extent to which the License Agreement applies to products sold by the Company and the amount of the royalty fee that the Company must pay to Executone.

         In December 1996, the Company entered into an agreement with Syntellect Technology Corp. ("Syntellect") under which the Company may make and sell products utilizing Syntellect's portfolio of approximately 20 patents, so long as the Company obtains certain components used in those products from Dialogic Corporation, which has a license agreement for the technology incorporated in those products. See Item 2, "Legal Proceedings."

         The telecommunications industry is characterized by rapid technological development and frequent introduction of new products and features. In order to remain competitive, the Company and other telecommunications manufacturers continually find it necessary to develop products and features that provide functions similar to those of other industry participants, often with incomplete knowledge of whether patent or copyright protection may have been applied for or obtained by other parties. As a result, the Company receives notices from time to time alleging possible infringement of patents and other intellectual property rights of others. To date, the Company has been able to successfully defend such claims or to negotiate settlements to such claims on terms that it believes to be favorable. In the future, however, the defense of such claims, fees paid in settlement of such claims, or costs associated with licensing rights to use the intellectual property of others or to develop alternative technology may have a material adverse impact on the Company's operations.

Government Regulation

         In recent years, the United States government has imposed anti-dumping duties on certain telephone products manufactured in certain of the countries in which the Company's products are manufactured. There can be no assurance that similar duties will not be imposed in the future on telephone products, including the Company's products, manufactured in these or other foreign countries. The imposition of such additional duties on the Company's products could have a material adverse effect on the Company's operating results.

         The wireless telephone systems currently being developed by the Company will be subject to extensive regulation by the Federal Communications Committee ("FCC") and government agencies of foreign countries. Such regulations have been designed, among other things, to allocate the radio frequency spectrum among different types of users, avoid interference among users of radio equipment, and permit interconnection of equipment. As a result, the Company must design its wireless telephone systems so as to comply with such regulations in order to obtain governmental approvals necessary to permit it to market these systems in the United States and other countries. Furthermore, the FCC and foreign regulatory agencies continually are adopting new or changed standards and
regulations  governing  wireless   communications   products.   Changed  or  new
regulations may require the Company to modify its then-existing wireless telephone products or to develop new products that will comply with regulations then in effect. To the extent that foreign countries maintain wireless communications standards and regulations that are different from those in effect in the United States, the Company may be required to modify its wireless telephone systems in order to market such systems in those countries. Delays in obtaining governmental approvals or the inability to design or modify its wireless telephone systems to meet governmental regulations could have a material adverse effect on the Company's operating results related to its proposed wireless telephone systems.

Employees

         As of December 31, 1996, the Company employed a total of 160 persons, consisting of 159 full-time employees and 1 part-time employee at its facilities in Scottsdale, Arizona and Norcross, Georgia. This number includes 33 persons in engineering and product development, 68 in sales, marketing and technical support, 14 in warehouse and distribution functions, 20 in equipment repair, and 25 in administration, including executive personnel. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         Various third-party manufacturers provide the personnel engaged in the manufacture and assembly of the Company's products in South Korea, Thailand, Malaysia, Hong Kong, Republic of China, and the Peoples' Republic of China pursuant to the agreements between the Company and the respective manufacturers.

Executive Officers

         The following table sets forth information concerning each of the executive officers of the Company:

                  Name                               Age                                  Position
                  ----                               ---                                  --------

Steven A. Sherman........................            51            Chairman of the Board
Glenn R. Fitchet.........................            49            President, Chief Executive Officer, and Director
Kent R. Burgess..........................            50            Senior Vice President -- Operations and
                                                                     Secretary; President of Enhanced Systems, Inc.
Gregory K. Roeper........................            36            Vice President -- Finance, Chief Financial
                                                                     Officer, and Treasurer
Larry L. Steinmetz.......................            40            President of Vodavi Communications Systems,
                                                                     Inc.

         Steven A. Sherman has served as Chairman of the Board of the Company since March 1994. Mr. Sherman has served as Chairman of the Board and President of NovAtel Wireless, Inc. since August 1996. Mr. Sherman has served as a director of Main Street and Main Incorporated ("Main Street"), the world's largest franchisee of TGI Friday's restaurants, since June 1990, and served as Chairman of the Board of Main Street from June 1990 to August 1996 and as the Chief Executive Officer of Main Street from June 1990 until January 1996. Mr. Sherman is a principal of the Sherman Capital Group, L.L.C., a merchant banking organization which he founded in July 1988. Mr. Sherman was a founder and served as the Chairman of the Board of Vodavi Technology Corporation, a predecessor of the Company, from 1983 until his resignation in July 1988 and served as a director of Executone from July 1988 until his resignation in January 1990. Mr. Sherman also currently serves as a director of GlobalCenter, Inc., a privately held Internet services provider.

         Glenn R. Fitchet has served as President and a director of the Company since April 1994 and as Chief Executive Officer of the Company since May 1996. Mr. Fitchet was Vice President and General Manager of the Vodavi Division of Executone from January 1990 until April 1994. Mr. Fitchet served as Vice
President - Marketing and Manufacturing of Executone from July 1988 until January 1990 and as Vice President of Vodavi Technology Corporation from September 1984 to July 1988. Mr. Fitchet also served as Vice President - Sales and Marketing for Valcom, Inc. from December 1981 to August 1984 and as National Sales Manager for Siemens Information Systems from July 1976 until December 1981.

         Kent R. Burgess has served as Senior Vice President - Operations and Secretary of the Company since April 1994 and as President of Enhanced since September 1996. Mr. Burgess served as Senior Vice President - Business Operations for Main Street and Main Incorporated from November 1992 until March 1994. Mr. Burgess served as Vice President - Production of Executone from December 1989 to November 1992, with responsibilities for materials, manufacturing, quality assurance, distribution, and warehousing. Mr. Burgess was Executive Vice President of Vodavi Technology Corporation prior to the formation of Executone.

         Gregory K. Roeper has served as Vice President - Finance, Chief Financial Officer, and Treasurer of the Company since November 1994. From 1982 to 1994, Mr. Roeper was employed by Arthur Andersen LLP, most recently as a Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

         Larry L. Steinmetz has served as President of VCS since July 1996. Mr. Steinmetz served as Vice President - Sales of VCS from July 1995 to June 1996 and served as Vice President - Distribution Sales of VCS from April 1994 to June 1995. Mr. Steinmetz was Director of Distribution Sales of the Vodavi Division of Executone from July 1988 to April 1994, Director of Distribution Sales of Vodavi Technology Corporation from April 1987 until July 1988, and National Accounts Manager of Vodavi Technology Corporation from November 1983 until April 1987. Mr. Steinmetz also served as Director of Sales, Eastern Region, of Inter-Tel, Incorporated from 1982 until November 1983 and held various sales and marketing positions for Sprint United Telephone from 1979 until 1982.

History of the Company

         The Company was incorporated in Delaware on March 10, 1994. On April 11, 1994, the Company acquired the operating assets of the Vodavi Communications Systems Division (the "Vodavi Division") of Executone. The Company's current management team includes individuals who conducted the operations and development of the Vodavi Division and its predecessor since 1983.

         In July 1995, the Company, through its wholly owned subsidiary, ARSI, acquired from an affiliate of LGE certain of the assets and liabilities of a telecommunications equipment repair business located in Scottsdale, Arizona.

         In October 1995, Enhanced merged with a wholly owned subsidiary of the Company. Enhanced develops and markets voice processing, interactive voice response, desktop video conferencing, and call accounting software products for small, medium, and large businesses, universities, and government organizations in the United States and internationally. The Company issued to the shareholders of Enhanced an aggregate of 666,662 shares of Common Stock and $3.0 million in cash upon the consummation of the merger.

                             SPECIAL CONSIDERATIONS

Certain Factors Affecting Operating Results

         The Company's operating results are affected by a wide variety of factors that could adversely impact its net sales and profitability. These factors, many of which are beyond the control of the Company, include the Company's ability to identify market segments that have significant growth potential and to successfully market its products and services to those market segments; its ability to maintain the product design and production capabilities necessary to design and produce innovative and desirable product lines on a timely and cost-effective basis; the Company's success in maintaining customer satisfaction with its products; market acceptance of new products or technological innovations; the Company's ability to establish and maintain strong and long-lasting relationships with the wholesale distributors and direct dealers that distribute its products; the Company's success in encouraging its distributors and dealers to promote the Company's products ahead of those of its competitors; the level and timing of orders placed by customers that the Company can complete in a quarter; customer order patterns and seasonality; changes in product mix; the performance and reliability of the telephone systems, voice processing systems, and computer-telephony products designed and marketed by the Company; the life cycles of its products; the ability of the Company and its third-party manufacturers to produce the Company's products and product components in an efficient, timely, and high-quality manner; the availability and cost of raw materials, equipment, and supplies; the timing of expenditures in anticipation of orders; the cyclical nature of the businesses, industries, and markets served by the Company; technological changes; the introduction of new products by competitors; and competition and competitive pressures on prices which, among other things, may decrease gross margins.

         The Company's ability to increase its design capacity and enter into manufacturing arrangements in order to meet customer demand and maintain satisfactory delivery schedules will be an important factor in its long-term prospects. A slowdown in demand for the Company's products as a result of economic or other conditions in markets served by the Company or other broad-based factors would adversely affect the Company's operating results.

Dependence  on Third  Parties  for  Manufacturing;  International  Manufacturing
Sources

         The Company depends upon third parties to manufacture its key telephone systems and commercial grade telephones. Although the Company owns most of the equipment, tools, dies, and molds utilized in the manufacturing process, the Company has limited control over the manufacturing processes. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or inability to fulfill orders on a timely basis could have a material adverse effect on the Company.

         The Company currently obtains certain of its products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, Malaysia, Hong Kong, Republic of China, and the Peoples' Republic of China. See Item 1, "Business - Manufacturing" for a description of the material terms of certain of these arrangements. The Company's reliance on the third-party manufacturers to provide personnel and facilities in these countries, the Company's maintenance of equipment and inventories abroad, and the potential imposition of quota limitations on imported goods from certain Far East countries expose it to certain economic and political risks, including the business and financial condition of the third-party manufacturers; political uncertainty; the possibility of expropriation, supply disruption, currency controls, and exchange fluctuations; and changes in tax laws, tariffs, and freight rates. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, the Company has not experienced any significant interruptions to date in obtaining its products from third-party manufacturers. The Company believes that production of its product lines overseas enables the Company to obtain these items on a cost basis that enhances the ability of the Company to market them profitably.

         The Company purchased approximately $17.4 million and $17.9 million, respectively, of key telephone systems and commercial grade telephones from LGE and LGST, an affiliate of LGE, during fiscal 1995 and fiscal 1996, constituting approximately 68.0% and 69.6%, respectively, of total purchases of such products during these periods. The Company made such purchases pursuant to agreements that expire in April 1997. See Item 1, "Business - Manufacturing" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest." Although the Company currently is engaged in discussions with LGE and LGST to extend the current agreements or to enter into new agreements, there can be no assurance that it will be able to secure long-term manufacturing arrangements for the products it currently obtains from LGE and LGST. The Company's operations would be adversely affected if it lost its relationship with any of its current suppliers or if any of its current suppliers' operations or overseas or air transportation were disrupted or terminated even for a relatively short period of time. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to locate and utilize alternative sources of supply.

Dependence on LGE

         The Company depends on LGE, which owns approximately 18.7% of the Company's outstanding Common Stock, for the supply of key telephone systems and commercial grade telephones as well as on LGE's engineering, hardware and circuit development, and manufacturing capabilities. See Item 1, "Business - Manufacturing" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest." Except for certain product supply agreements, LGE has no commitments to support the business or operations of the Company.

Competition

         The business in which the Company engages is intensely competitive and has been characterized by price erosion, rapid technological change, and foreign competition. The Company competes with major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. Principal competitors include Comdial Corporation, Nitsuko, Panasonic Communications & Systems Co., Toshiba Information Systems, Inc., Active Voice Corporation, Applied Voice Technology, and Brite Voice Systems. The Company anticipates that major computer software development companies, including Microsoft Corp., Lotus Development Corporation, and Novell, Inc., may enter the market for computer-based telephone products. Emerging companies also may increase their participation in the telephone systems and peripherals markets.

         The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing, and diversity of its product lines; the quality of its customer services; its ability to address the needs of its customers; its success in designing and manufacturing new products, including those implementing new technologies; the availability of adequate sources of raw materials, finished components, and other supplies at acceptable prices; its efficiency of production; the rate at which end users upgrade or expand their existing telephone systems, applications, and services; new product introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; and general market and economic conditions. The Company currently competes principally on the basis of the technical innovation and performance of its telephone systems, commercial grade telephones, voice processing products, and computer-telephony products, including their ease of use, reliability, cost, timely introduction, delivery schedules, and after-sale service and technical support. There is no assurance that the Company will continue to be able to compete successfully in the future. See Item 1, "Business - Competition."

Dependence on New Products and Technologies

         The Company operates in an industry that is increasingly characterized by fast-changing technology. As a result, the Company will be required to expend substantial funds for and commit significant resources to the conduct of continuing product development, including research and development activities and the engagement of additional engineering and other technical personnel. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on the Company's operations.

         The Company's future operating results will depend to a significant extent on its ability to identify, develop, and market enhancements or improvements to existing product lines as well as to introduce new product lines that compare favorably on the basis of time to introduction, cost, and performance with the product lines offered by competitors. The success of new product lines depends on various factors, including proper market segment selection, utilization of advances in technology, innovative development of new product concepts, timely completion and delivery of new product lines, efficient and cost-effective features, and market acceptance of its products. Because of the complexity of the design and manufacturing processes required by the Company's products, the Company may experience delays from time to time in completing the design and manufacture of improvements to existing product lines or the introduction of new product lines. In addition, there can be no assurance that any new product lines will receive or maintain customer or market acceptance. If the Company were unable to design and implement enhancements to existing product lines or introduce new products on a timely and cost-effective basis, its future operating results would be adversely affected. See Item 1, "Business - Products."

         Complex software programs, such as those developed by the Company or other software sources and incorporated into the Company's products, occasionally contain errors that are discovered only after the product has been installed and used by many different customers in a variety of business operations. Although the Company conducts extensive testing of the software programs included in its products, there can be no assurance that the Company will successfully detect and eliminate all such errors in its products prior to shipment. Significant programming errors in product software could require substantial design modifications that may create delays in product introduction and shipment and that could result in an adverse impact on the Company's goodwill as well as on its operating results.

Reliance on Independent Distribution Network

         The Company currently markets its products through a distribution network consisting primarily of large wholesale distributors known as "Supply
Houses" and telephone sales and installation companies known as "Direct Dealers." Supply Houses and Direct Dealers generally stock inventories only in quantities deemed sufficient to fill anticipated short-term orders. As a result, orders generally can be cancelled and volume levels changed or delayed on short notice to the Company. The timely replacement of cancelled, delayed, or reduced orders cannot be assured.

         The Company depends upon independent Supply Houses and Direct Dealers to sell its products to end users, to perform installation services, and to perform service and support functions after the sale. Other telephone system manufacturers compete intensely for the attention of the same Supply Houses and Direct Dealers, most of which carry products that compete directly with the Company's products. There can be no assurance that the Company will be able to maintain favorable relationships with the Supply Houses and Direct Dealers that currently carry its product lines in order to encourage them to promote and sell its products instead of those of its competitors or that the Company will be able to develop such relationships with additional distributors and dealers in the future. See "Business - Sales, Marketing, and Distribution."

         Graybar accounted for 45% and 44%, respectively, of sales during 1995 and 1996. Accounts receivable from Graybar comprised approximately 44% of total accounts receivable at December 31, 1996.

Patents, Licenses, and Intellectual Property Claims

         The Company's success depends in part upon its ability to protect its proprietary technology. The Company relies on a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to protect misappropriation of such rights or that third parties will not independently develop equivalent or superior technology. In addition, the Company has acquired certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and there can be no assurance that patents will issue from future applications or that the Company's existing patents or any new patents that are issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources. As is typical in the telecommunications industry, the Company from time to time has received, and in the future may receive, communications alleging possible infringement of patents or other intellectual property rights of others. See Item 3, "Legal Proceedings." Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms, but no assurance can be given that licenses would be available on acceptable terms, that litigation would not ensue, or that damages for any past infringements would not be assessed. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company. See
Item 1, "Business - Patents, Trademarks, and Licenses."

Management of Growth

         The Company's ability to manage its growth effectively in the future will require it to enhance its operational, financial, and management systems; to expand its facilities and equipment; and to successfully hire, train, and motivate additional employees, including the technical personnel necessary to design the software used in the Company's telephone systems, voice processing products, computer-telephony products, and wireless telephone products, and to integrate new software systems with evolving hardware technologies. The failure of the Company to manage its growth on a effective basis could have a material adverse effect on the Company's operations.

         The Company may be required to increase staffing and other expenses as well as its capital expenditures in order to meet the demand for its products and services. Customers, however, generally do not commit to firm purchase orders for more than a short time in advance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future orders that do not materialize. The development of new products or product enhancements or unexpected customer orders also may require rapid increases in design and production services that place excessive short-term burdens on the Company's resources.

The Telecommunications Industry; Cyclicity and Capital Requirements

         The telecommunications industry has experienced economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. The Company has sought to reduce its exposure to industry downturns by targeting its product lines towards small to medium-sized businesses, which the Company believes will sustain continued growth in the near and long term, resulting in a steadily increasing demand for enhanced and upgraded telephone systems and voice processing products. However, the Company may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. In addition, although the Company has not experienced significant quarterly sales fluctuations in the past, the size and timing of sales of its new voice processing and computer-telephony products may be expected to vary from quarter to quarter to a greater extent. The expanding importance of these new products could result in significant variations in the Company's overall operating results on a quarterly basis.

         To remain competitive, the Company must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be adversely affected if its net sales do not increase sufficiently to offset the increased costs. The Company from time to time may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand the Company's design and production facilities and equipment. The timing and amount of any such capital requirements cannot be predicted at this time. There can be no assurance that any such financing will be available or, if available, will be available on terms satisfactory to the Company. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new products at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Shortage of Raw Materials and Supplies

         The principal raw materials and components used in producing the Company's products consist of semiconductor components, unfinished printed circuit boards, molded plastic parts, metals, and packaging materials. The third-party manufacturers of the Company's products acquire these raw materials primarily from Asian sources, which indirectly subjects the Company to certain risks, including supply interruptions and currency price fluctuations. Purchasers of these materials, including the Company and its third-party manufacturers, experience difficulties from time to time in obtaining such materials. The suppliers of these materials currently are adequately meeting the requirements of the Company. The Company also believes that there are alternate sources of supplies for most of these materials.

         Voice processing boards that are used in certain of the Company's voice processing and interactive voice response products currently are available from a limited number of sources. The Company currently purchases most of its requirements for voice processing boards from Dialogic on a purchase order basis. Furthermore, the Company's license agreement with Syntellect permits the Company to make and sell products utilizing Syntellect's portfolio of approximately 20 patents, so long as the Company obtains certain components used in those products from Dialogic, which has a license agreement for the technology incorporated in those products. See Item 2, "Legal Proceedings." The Company's ability to deliver certain of its product lines could be adversely affected if it is unable to obtain voice processing boards from Dialogic at any time that alternative sources of similar components are not readily available.

Dependence on Management and Other Key Personnel

         The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management and technical personnel. The Company does not have employment agreements with any of its executive officers other than Kent R. Burgess, the President of Enhanced. The Company, however, maintains agreements with each of its officers and employees that prohibit such persons from disclosing confidential information obtained while employed with the Company. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect the Company's business prospects. There can be no assurance that the Company will be able to retain its current personnel or to attract and retain necessary additional personnel. The Company's internal growth and the expansion of its product lines will require additional expertise in such areas as software development, operational management, and marketing. Such growth and expansion activities will increase further the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success. The Company currently maintains key person insurance in the amount of $1.0 million covering Glenn R. Fitchet, its President. The terms of the revolving line of credit facility between VCS and General Electric Capital Corporation ("GE

Capital") currently require that Steven Sherman or a successor that is acceptable to GE Capital must serve as Chairman of the Board of VCS. See Item 1, "Business - Executive Officers."

Control by Management; Stockholders' Agreement; Conflicts of Interest

         The directors, executive officers, and certain other management personnel of the Company and their affiliates own approximately 38.5% of the outstanding shares of Common Stock, including approximately 18.7% owned by LGE (excluding shares issuable to such persons upon exercise of outstanding options). The Company, LGE, Steven A. Sherman, Glenn R. Fitchet, and certain other stockholders of the Company are parties to a stockholders' agreement (the "Stockholders' Agreement"). At any time that the Company issues shares of its Common Stock in an amount representing 1% or more of its outstanding Common
Stock, the Stockholders' Agreement gives LGE the right to purchase from the Company a sufficient number of shares as may be required to enable LGE to maintain the percentage of ownership of Common Stock that existed immediately prior to such issuance. The Stockholders' Agreement also requires Mr. Sherman and Mr. Fitchet to vote their shares of Common Stock to elect as directors of the Company that number of persons designated by LGE that comprises a percentage of the Board of Directors equal to LGE's then percentage of ownership of the Company's Common Stock, provided that so long as LGE owns 8% or more of the Company's outstanding Common Stock, Messrs. Sherman and Fitchet will vote their shares to the elect at least one designee of LGE as a director.

         The Company obtains a substantial portion of the hardware utilized in its telephone systems and commercial grade telephones from LGE and obtains certain of its electronic telephone systems and most of its commercial grade telephone and replacement parts for such telephones from LGST, an affiliate of LGE. The terms of the Company's manufacturing agreement with LGST require the Company to purchase $5.5 million of product from LGST during 1997. See Item 1, "Business - Manufacturing" and "Special Considerations - Dependence on LGE." As a result of LGE's ownership interest in the Company, an inherent conflict of interest exists in establishing the volume and terms and conditions of such purchases. In order to mitigate such conflicts, all decisions with respect to such purchases will be made by officers of the Company and reviewed by directors of the Company who have no relationship with LGE.

         Steven A. Sherman, the Company's Chairman of the Board, is the Chairman of the Board and President and a significant shareholder of NovAtel, with which the Company has an agreement to develop wireless telephone systems. See Item 1, "Business - New Product Development - Wireless Telephone Systems."

Possible Volatility of Stock Price

         The trading price of the Company's Common Stock in the public securities market could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, actual or anticipated announcements of technological innovations or new product developments by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, developments or disputes concerning proprietary rights, regulatory developments, general industry conditions, worldwide economic and financial conditions, and other events and factors. The trading volume of the Company's Common Stock has been limited, which may increase the volatility of the market price for such stock or reduce the liquidity of an investment in shares of the Company's Common Stock. During certain periods, the stock markets have experienced extreme price and volume fluctuations. In particular, prices for many technology stocks often fluctuate widely, frequently for reasons unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Rights to Acquire Shares

         A total of 850,000 shares of Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's stock option plan. Options to acquire 648,500 shares of Common Stock at a weighted average exercise price of $4.83 per share currently are outstanding under the stock option plan. In addition, the Company sold to the underwriter of its initial public offering warrants to purchase 133,333 shares of Common Stock. The warrants have an exercise price per share of $7.20 and are exercisable until October 2000. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options or warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options or warrants.

Shares Eligible for Future Sale

         Sales of Common Stock in the public market could adversely affect prevailing market prices. Approximately 1,817,000 shares of Common Stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). As a result of recent changes to Rule 144, an additional 854,162 shares of Common Stock will become eligible for sale pursuant to Rule 144 in April 1997. Shares issued upon the exercise of stock options issued under the Company's Stock Option Plan generally will be eligible for sale in the public market. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The issuance of such shares could result in the dilution of the voting power of the currently outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

Change in Control Provisions

         The Company's Amended Certificate of Incorporation (the "Amended Certificate") and Bylaws and the Delaware General Corporation Law (the "Delaware GCL") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders.

         The Company is subject to the provisions of Section 203 of the Delaware GCL. In general, this statute prohibits a publicly held Delaware corporation from engaging, under certain circumstances, in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless either
(i) prior to the date at which the stockholder became an interested stockholder, the Board of Directors approved either the business combination or the transaction in which the person becomes an interested stockholder, (ii) upon consummation of the transaction in which the stockholder becomes an interested stockholder, the stockholder owned at least 95% of the outstanding voting stock of the corporation (excluding shares held by directors who are officers or held in certain employee stock plans), or (iii) the business combination is approved by the Board of Directors and by two-thirds of the outstanding voting stock of the corporation (excluding shares held by the interested stockholder) at a meeting of stockholders held on or subsequent to the date of the business combination. An "interested stockholder" is a person that, together with affiliates and associates, owns (or at any time within the prior three years did own) 15% or more of the corporation's voting stock. Section 203 defines a "business combination" to include, without limitation, mergers, consolidations, stock sales and asset based transactions, and other transactions resulting in a financial benefit to the interested stockholder.

         The Company's Amended Certificate and Bylaws contain a number of other provisions relating to corporate governance and to the rights of stockholders. These provisions include (a) the authority of the Board of Directors to fill vacancies on the Board of Directors; (b) the authority of the Board of Directors to issue preferred stock in series with such voting rights and other powers as the Board of Directors may determine; and (c) the requirement that any of the following actions be approved by the affirmative vote of two-thirds of the directors then in office: (1) a public offering of the capital stock of the Company; (2) the merger with or the acquisition of another business or the acquisition of a significant amount of the assets of another business; (3) the sale of a significant amount of the assets of the Company; (4) the Company entering into contracts with stockholders or directors of the Company;

(5) the assumption or acquisition by the Company of debt in excess of $1,000,000; and (6) any amendment of the Amended Certificate of Incorporation and Bylaws of the Company or VCS.

Lack of Dividends

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business. Furthermore, the terms of the revolving line of credit facility between VCS and GE Capital prohibit VCS from paying dividends to the Company without the consent of GE Capital. This restriction could limit the Company's ability to pay dividends in the future. There currently are no restrictions that would prohibit Enhanced from paying dividends to the Company.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the telecommunications industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2.           PROPERTIES

         The Company leases, for a term expiring in December 2001, approximately 60,000 square feet of space in Scottsdale, Arizona, where it maintains engineering and design laboratories, a sound engineering laboratory, software development facilities, testing laboratories, product development facilities, customer service support facilities, an employee training facility, warehouse and distribution areas, sales and marketing offices, and administrative and executive offices. The Company also leases approximately 16,200 square feet of space in Norcross, Georgia, for a term expiring in August 2002. The Company maintains software development facilities, engineering and design laboratories, product development facilities, product assembly and testing facilities, warehouse and distribution areas, and sales, marketing, and administrative offices at this location. The Company leases, for a term ending in December 2004, approximately 19,500 square feet of space in Scottsdale, Arizona, for its telecommunications equipment repair operations. The Company believes its facilities are adequate for its reasonably anticipated needs.

ITEM 3.           LEGAL PROCEEDINGS

         In March 1996, Syntellect Technology Corp. ("Syntellect") filed suit against the Company, Enhanced, and an unaffiliated third party, alleging infringement of six United States patents held by Syntellect. In December 1996, the Company reached an agreement with Syntellect under which it obtained (i) a full release of all claims that formed the basis for the lawsuit, and (ii) a license to make and sell products utilizing Syntellect's portfolio of approximately 20 patents, including patents that were not the subject of the lawsuit, so long as the Company obtains certain components used in those products from a third-party supplier that has a license agreement with Syntellect for that technology. See Item 1, "Business - Patents, Trademarks, and Licenses."

         On September 20, 1996, the Company and Enhanced filed a lawsuit in the United States District Court for the District of Arizona (No. CIV 96-2184 PHX
SMM) against Michael Mittel and Fereydoun Taslimi, former officers and directors of Enhanced. The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Enhanced in 1995; breached certain terms of their respective employment contracts with Enhanced; and breached their fiduciary duties to Enhanced, including converting certain corporate assets of Enhanced and misappropriating certain corporate opportunities for their own benefit. The Company and Enhanced are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi.

         On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2563), against the Company and Enhanced. The lawsuit alleges that Enhanced breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment. The Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and to vigorously defend the lawsuit filed by them against the Company and Enhanced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         The Company's Common Stock has been quoted in the Nasdaq National Market under the symbol "VTEK" since October 6, 1995. The following table sets forth the high and low closing sales prices of the Company's Common Stock on the Nasdaq National Market for the periods indicated.

                                                                                       High                   Low
                                                                                       ----                   ---
1995:
    Fourth quarter (from October 6, 1995 to December 31, 1995)..............        $ 7.50                  $ 5.25

1996:
    First quarter...........................................................        $ 7.38                  $ 5.25
    Second quarter..........................................................          8.88                    5.88
    Third quarter...........................................................          8.13                    5.25
    Fourth quarter..........................................................          5.88                    2.88

1997:
    First quarter (through March 24, 1997)..................................        $ 5.00                  $ 3.50


         On March 24, 1997, the closing sales price of the Common Stock was $3.50 per share. As of March 24, 1997, there were 42 holders of record and approximately 660 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data of the Company and its predecessor, the Vodavi Division. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results of operations for a full fiscal year. The selected financial information provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto. No dividends were paid during the periods presented.

                                     Vodavi Division(1)                                 The Company
                           -------------------------------------       --------------------------------------------
                                                                        Period From
                                                         Three           Inception
                                                        Months        (Aug. 3, 1993)
                                                         Ended            through
                           Year Ended December 31,     March 31,       December 31,         Year Ended December 31,
                           -----------------------     ---------       ------------         -----------------------
                             1992         1993           1994              1993           1994(2)    1995     1996
                             ----         ----           ----              ----           -------    ----     ----
                                                        (In thousands, except share data)
Operating Data:
Revenue.................    $26,556       $31,571        $8,587         $     --          $29,140 $  39,601 $ 46,154
Gross margin............      6,812         8,172         2,418               --            8,613    12,404   15,312
Operating expenses......      6,071         6,591         1,872                7            6,291    10,399   13,749
Asset impairment and
  restructuring charges.         --            --            --               --               --        --    4,805(3)
Operating income (loss).        741         1,581           546               (7)           2,322     2,055   (3,242)
Interest & other expenses        47            11            --                6              576     1,130      840
Pretax income (loss)....        694         1,570           546             (13)            1,746       875   (4,082)
Income taxes............         --            --            --               --              693       417      327
Net income (loss).......        694         1,570           546             (13)            1,053       458   (4,409)
Net income (loss) per share     N/A           N/A           N/A        $  (0.02)         $   0.55 $    0.17 $  (1.02)
Weighted average
  shares outstanding....        N/A           N/A           N/A          849,999        1,917,346 2,769,434 4,342,238
                             As of December 31,       As of March 31,               As of December 31,
                         ------------------------     --------------- ----------------------------------------------
                             1992         1993           1994              1993           1994      1995      1996
                             ----         ----           ----              ----           ----      ----      ----
Balance Sheet Data:
Assets:
  Current assets........    $10,953       $10,544       $12,034             $130          $14,122   $17,719  $16,591
  Property and
     equipment..........        424           397           452               --              635     1,731    2,465
  Goodwill..............         --            --            --               --            2,833     7,089    2,547
  Other.................         --            --            --              280              357       931      815
                          ---------     ---------     ---------            -----         --------  -------- --------
                            $11,377       $10,941       $12,486             $410          $17,947   $27,470  $22,418
                            =======       =======       =======             ====          =======   =======  =======
Liabilities:
  Current liabilities...     $2,800        $2,390        $3,128             $406           $5,316    $5,776   $7,240
  Long-term debt........         --            --            --               --            8,574     7,884    5,588
  Other long-term
     obligations........         --            --            --               --               --        69      189
  Due to parent.........      4,040         2,444         2,705               --               --        --       --
                            -------       -------       -------            -----         --------  -------- --------
Total liabilities.......      6,840         4,834         5,833              406           13,890    13,660   13,017
Stockholders' equity....      4,537         6,107         6,653                4            4,057    13,810    9,401
                            -------       -------       -------            -----          -------   -------  -------
                            $11,377       $10,941       $12,486             $410          $17,947   $27,470  $22,418
                            =======       =======       =======             ====          =======   =======  -------

(1) Prior to the acquisition by the Company, the Vodavi Division operated as a separate division within a publicly held company. See Item 1, "Business -- History of the Company." As a result, share information is not applicable.
(2) Excludes the results of operations of the Vodavi Division prior to April 1, 1994, the effective date of the acquisition.

(3) Represents a $4.8 million charge to write down goodwill associated with the acquisition of Enhanced and to set up restructuring charges related to Enhanced. See Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

         In April 1994, the Company acquired substantially all of the operating assets of the Vodavi Division. See Item 1, "Business - History of the Company." The acquisition was accounted for using the purchase method of accounting for business combinations. Prior to the acquisition, the Vodavi Division operated as a separate division within a publicly held company, with stand-alone financial results.

Results of Operations

Annual Results

         The following table summarizes the operating results of the Company for the periods indicated. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear elsewhere in this Report.

                                                                              Years ended December 31,
                                                ---------------------------------------------------------------------------------
                                                    1994 - Pro Forma(1)                1995                         1996
                                                --------------------------   -------------------------   ------------------------
                                                                           (Dollar amounts in thousands)
                                                        $             %             $             %              $          %
                                                     -------        -----        -------        -----         -------     -----
Revenue......................................        $37,727        100.0%       $39,601        100.0%        $46,154     100.0%
Cost of goods sold...........................         26,696         70.8%        27,197         68.7%         30,842      66.8%
                                                      ------        -----         ------        -----          ------     -----
  Gross margin...............................         11,031         29.2%        12,404         31.3%         15,312      33.2%
Operating expenses
  Engineering and product
    development..............................          1,834          4.9%         1,942          4.9%          2,161       4.7%
  Selling, general, and administrative.......          6,410         17.0%         8,457         21.3%         11,588      25.1%
  Asset impairment and restructuring charges.            ---           ---           ---           ---          4,805      10.4%
                                                    --------        ------       -------        ------         ------     -----
Operating income (loss)......................          2,787          7.3%         2,005          5.1%        (3,242)      (7.0)%
Other income (expense), net..................          (766)          2.0%       (1,130)          2.9%          (840)       1.8%
                                                    -------        ------        ------         -----        --------    ------
Pretax income (loss).........................          2,021          5.3%           875          2.2%        (4,082)      (8.8)%
Income tax expense...........................            798          2.1%           417          1.0%            327       0.7%
                                                     -------       ------        -------        -----         -------    ------
Net income (loss)............................        $ 1,223          3.2%      $    458          1.2%       $(4,409)      (9.5)%
                                                     =======       ======       ========        =====        =======     =======

(1) Includes the pro forma results of the Vodavi Division for the first quarter of 1994.

Revenue

         Revenue was approximately $46.2 million in 1996, an increase of $6.6 million, or 16.7%, over 1995 revenue of approximately $39.6 million. Revenue in 1995 increased approximately $1.9 million, or 5.0%, over pro forma revenue for 1994 of approximately $37.7 million. The increase in 1996 can be attributed to the annualized impact of the 1995 acquisitions of Enhanced and ARSI as well as new product introductions and the addition of new customers. The increase in 1995 can be attributed to the acquisitions of ARSI and Enhanced (approximately $900,000) as well as increased sales of the Company's digital telephone systems.

Cost of Goods Sold

         Gross margins increased to approximately 33.2% of revenue in 1996 as compared with 31.3% and 29.2% in 1995 and 1994, respectively. The improvement in 1996 reflects the October 1995 acquisition of Enhanced, which sells products with significantly higher gross margins than other products sold by the Company. The increased margins also reflect the Company's ongoing efforts to reduce the costs of products obtained from its contract manufacturers as well as price increases implemented during the periods presented.

Engineering and Product Development

         Expenditures related to engineering and product development remained relatively stable at approximately $2.2 million, $1.9 million, and $1.8 million in 1996, 1995, and 1994, respectively.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were approximately $11.6 million, $8.5 million, and $6.4 million in 1996, 1995, and 1994, respectively. The $3.1 million, or 36.5%, increase in 1996 can be attributed primarily to the annualized impact of the 1995 acquisitions of Enhanced and ARSI (approximately $1.9 million of the increase) as well as increased sales and marketing expenses and increased costs associated with being a publicly traded company.

         The increase in 1995 of approximately $2.1 million, or 32.8%, can be attributed to numerous factors, including the acquisitions of ARSI and Enhanced (approximately $600,000 of the increase) and the expansion of the Company's infrastructure in order to accommodate the separation of the operations of the Vodavi Division from the operations of Executone and for anticipated growth. Such increases included an increase in facilities expense related to the lease entered into in January 1995, which significantly increased the space available to the Company after Executone vacated the premises at the end of 1994, and an increase in personnel of approximately 40%, primarily for warehouse, quality assurance, systems integration, marketing, human resources, and finance functions, all of which were previously shared with Executone.

Asset Impairment and Restructuring Charges

         In 1996, the Company recorded a $4.2 million write-down of the goodwill associated with the acquisition of Enhanced in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of. The Company determined that the write-down was appropriate after evaluating the impact of several events that occurred in the latter part of 1996, including communications from a customer that purchase levels to which the customer had previously committed would not be met. The write-down of the goodwill of Enhanced will result in a reduction of goodwill amortization of approximately $460,000 annually.

         The Company also accrued approximately $600,000 in restructuring reserves related to the operations of Enhanced. These reserves included the costs of relocating new management to Atlanta, costs related to the Company's lawsuit against the former owners of Enhanced, costs related to the settlement of an outstanding legal matter, and other expenses related to the management change.

Other Income (Expense), Net

         Other income (expense), net consists principally of interest expense. Interest expense was approximately $840,000, $1.1 million, and $766,000, in 1996, 1995, and 1994, respectively. The $289,000, or 25.6%, decrease in 1996 can be attributed primarily to the reduction in debt as a result of improved asset management. The increase in 1995 reflects the additional borrowings by the Company in 1995 to finance increased inventory levels and capital expenditures. The increase also reflects higher interest rates in 1995 as compared to 1994. The Company believes that the trend towards reduced interest expense will continue during 1997, primarily as a result of the new terms under its extended credit facility with GE Capital. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Income Taxes

         The effective rate of the Company's income tax provision was (8.0)%, 47.7%, and 39.5% in 1996, 1995, and 1994, respectively. The effective tax rate for the Company has been significantly impacted by the purchase of Enhanced and the subsequent charges taken related to Enhanced. The goodwill generated by the acquisition was non-deductible. This was the primary cause of the increased effective rate in 1995 as compared with 1994. The asset impairment and a portion of the restructuring charges in 1996 were also non-deductible, thus resulting in the negative effective rate for 1996. The Company expects that the effective rate in the future will be in the 40-42% range.

Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $1.2 million at December 31, 1996. The Company's cash accounts are swept regularly and applied against the Company's operating line of credit, as described below. The Company's borrowings against its available operating line of credit at December 31, 1996 were approximately $5.4 million, which represents a $2.5 million reduction from its borrowings of $7.9 million at December 31, 1995. The reduction is attributed to several factors, including cash generated from operations, improved asset management, and utilization of capital leases to finance capital expenditures, as described below. At December 31, 1996, the Company had approximately $4.0 million available to it under its operating line of credit.

         The Company maintains a $12.0 million revolving line of credit with GE Capital. The line of credit extends through April 1997 and bears interest, payable monthly, at 4.5% over the 30-day commercial paper rate, or a total of 10.45% at December 31, 1996. The Company has recently reached an agreement in principal to extend the facility through April 2000. The terms of the extension will lower the interest rate to 2.5% over the 30-day commercial paper rate, or a total of 8.45% at December 31, 1996. Advances under the line of credit are based upon the accounts receivable and inventories of VCS and are secured by substantially all of the assets and all of capital stock of VCS. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits VCS from paying dividends to the Company without the consent of GE Capital. See Item 1, "Special Considerations - Lack of Dividends." At December 31, 1996, the Company was in violation of two financial covenants contained in the original agreement. The Company anticipates that these covenants will be eliminated when its line of credit with GE Capital is extended.

         In 1996, the Company entered into leasing facilities in order to finance capital expenditures. The facilities provide the Company with up to $800,000 at rates tied to Treasury notes (approximately 9.0% at December 31, 1996). As of December 31, 1996, the Company had utilized approximately $435,000 of these facilities and had commitments outstanding for an additional $200,000.

         As of December 31, 1996, the Company had commitments in connection with its new product developments. Such commitments aggregate approximately $300,000 and are payable through December 31, 1997. The commitments include payments to NovAtel in connection with the development of the Company's wireless product and payments to develop new tooling for its existing and future digital products.

         The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1997 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business - Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules

         (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

         (2) No Financial Statement Schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K.

         On October 15, 1996, the Company filed a Current Report on Form 8-K dated September 20, 1996, reporting the election of Kent R. Burgess as the President and a director of Enhanced, the removal of the former President and Vice President of Enhanced, and certain lawsuits between the Company and Enhanced on the one hand and the former President and Vice President of Enhanced on the other.

(c) Exhibits

Exhibit
Number                                      Exhibit
------                                      -------
2.1        Asset Purchase Agreement dated as of November 5, 1993 among V Technology Acquisition Corp.,
           Executone Information Systems, Inc., and Vodavi, Inc., with Amendment dated February 18, 1994(1)
2.2        Agreement and Plan of Reorganization dated as of May 9,1995 among the Registrant, VOD, Inc.,
           Enhanced Systems, Inc., Michael Mittel, Fereydoun Taslimi, Nahid Taslimi, Scott Kelly, and Earl
           Alexander, with letter amendment dated May 22, 1995(1)
3.1        Amended Certificate of Incorporation of the Registrant(l)
3.2        Amended and Restated Bylaws of the Registrant(l)
4.1        Form of Certificate representing shares of Common Stock, par value $.001 per share(1)
4.2        Form of Underwriter's  Warrant(l)
9          Voting Trust Agreement dated as of May 9, 1995 among Enhanced Systems, Inc., Michael Mittel,
           Fereydoun Taslimi, Nahid Taslimi, Scott Kelly, Earl Alexander, and Glenn R. Fitchet(1)
10.1       Credit Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General
           Electric Capital Corporation(l)
10.2       Security Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and
           General Electric Capital Corporation(l)
10.3       Stock Pledge and Security Agreement dated as of April 11, 1994 between the Registrant and General
           Electric Capital Corporation(l)
10.7       Patent Collateral Assignment Agreement dated as of April 11, 1994 between V Technology Acquisition
           Corp. and General Electric Capital Corporation(l)
10.8       Trademark Security Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and
           General Electric Capital Corporation(l)
10.9       Vodavi Technology, Inc. Amended and Restated 1994 Stock Option Plan(2)
10.10      Stockholders' Agreement among the Registrant, V Technology Holdings Corp., GoldStar
           Telecommunication Co., Ltd., The Sherman Group, The Opportunity Fund, Steven A. Sherman, and
           Glenn R. Fitchet, dated March 28, 1994, and Amendment Agreement dated April 5, 1995(1)

Exhibit
Number                                      Exhibit
------                                      -------
10.11      Escrow Agreement dated as of March 28, 1994 between the Registrant, GoldStar Telecommunication Co.,
           Ltd., Steven Sherman, Glenn R. Fitchet and STKK Service Company, as Escrow Agent(l)
10.12      Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and
           Vodavi Communication Systems, a division of Executone Information Systems, Inc.(l)
10.13      Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and
           Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc.(l)
10.14      License Agreement dated as of March 31, 1994 between Executone Information Systems, Inc. and V
           Technology Acquisition Corp.(l)
10.15      Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems,
           Inc. and V Technology Acquisition Corp.(l)
10.16      Supply Agreement dated December 1, 1994 between NovAtel Communications Ltd., and Vodavi
           Communications Systems, Inc.(l)
10.17      Escrow Agreement dated as of May 9, 1995 among the Registrant, VOD, Inc., Michael Mittel,
           Fereydoun Taslimi, Nahid Taslimi, Scott Kelly, Earl Alexander, Glenn R. Fitchet, Enhanced Systems,
           Inc., and Arizona Escrow & Financial Corporation.(l)
10.18      Asset Purchase Agreement dated June 30, 1995 among the Registrant, Arizona Repair Services, Inc.,
           Goldstar Products Company, Ltd., and LG Electronics, U.S.A., Inc.(l)
10.19      OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications
           Systems, Inc.(3)
10.20      Agreement dated June 14, 1995 between Wong's Electronics Co., Ltd. and Vodavi Communications
           Systems, Inc.(3)
10.21      Master Lease Agreement dated May 31, 1996, between Matrix Funding Corporation and Vodavi
           Communications Systems, Inc.(2)
10.22      Master Lease Agreement dated October 7, 1996, between Matrix Funding Corporation and Vodavi
           Communications Systems, Inc.(4)
11         Computation of Per Share Earnings
21         List of Subsidiaries
23.1       Consent of Arthur Andersen LLP
27         Financial Data Schedule

---------------------

(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 14, 1996.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VODAVI TECHNOLOGY, INC.

Date March 28, 1997                     By:  /s/ Glenn R. Fitchet
                                           ----------------------
                                           Glenn R. Fitchet
                                           President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                                   Title                                      Date
                ---------                                   -----                                      ----


         /s/  STEVEN A. SHERMAN            Chairman of the Board                                  March 28, 1997
----------------------------------------
            Steven A. Sherman


          /s/  GLENN R. FITCHET            President and Director                                 March 28, 1997
----------------------------------------
            Glenn R. Fitchet


         /s/  GREGORY K. ROEPER            Vice President --- Finance, Chief                      March 28, 1997
----------------------------------------
            Gregory K. Roeper              Financial Officer (Principal
                                           Financial and Accounting Officer)


                                           Director                                               March __, 1996
----------------------------------------
               Nam K. Woo


         /s/  GILBERT H. ENGELS            Director                                               March 28, 1997
----------------------------------------
            Gilbert H. Engels


        /s/  STEPHEN A MCCONNELL           Director                                               March 28, 1997
----------------------------------------
           Stephen A McConnell

                             VODAVI TECHNOLOGY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                           Page

Report of Independent Public Accountants --------------------------------- F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996 ------------- F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1994, 1995, and 1996 ------------------------------------- F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1994, 1995, and 1996 --------------------- F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1994, 1995, and 1996 ------------------------------------- F-6

Notes to Consolidated Financial Statements ------------------------------- F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Vodavi Technology, Inc.:


We have audited the accompanying consolidated balance sheets of VODAVI TECHNOLOGY, INC. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   January 31, 1997.

                             VODAVI TECHNOLOGY, INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,
                                                             ---------------------------
                                                                  1995          1996
                                                             ------------   ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  1,944,120   $  1,151,713
   Accounts receivable, net of allowances of
     $163,000 in 1995 and $234,000 in 1996                      6,427,123      7,789,832
   Inventories, net                                             8,546,384      7,229,325
   Prepaid expenses and other                                     801,333        420,455
                                                             ------------   ------------

                  Total current assets                         17,718,960     16,591,325

PROPERTY AND EQUIPMENT, net                                     1,730,514      2,465,214

GOODWILL, net                                                   7,089,140      2,546,465

OTHER LONG-TERM ASSETS, net                                       931,367        814,620
                                                             ------------   ------------

                                                             $ 27,469,981   $ 22,417,624
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                         $       --     $    258,000
   Payable to related parties                                   1,646,656      2,291,581
   Accounts payable                                             1,978,032      2,172,042
   Accrued liabilities                                          1,710,903      2,224,427
   Accrued income taxes                                           371,063        293,840
                                                             ------------   ------------

                  Total current liabilities                     5,706,654      7,239,890
                                                             ------------   ------------

LONG-TERM DEBT                                                  7,884,326      5,588,209
                                                             ------------   ------------

OTHER LONG-TERM OBLIGATIONS                                        68,813        189,100
                                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares
   authorized, no shares issued                                      --             --
   Common stock, $.001 par value, 10,000,000 shares
     authorized; 4,342,238 shares issued
     and outstanding                                                4,342          4,342
   Additional paid-in capital                                  12,307,739     12,307,739
   Retained earnings (deficit)                                  1,498,107     (2,911,656)
                                                             ------------   ------------

                                                               13,810,188      9,400,425
                                                             ------------   ------------

                                                             $ 27,469,981   $ 22,417,624
                                                             ============   ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Years Ended December 31,
                                                            ----------------------------------------------------
                                                                 1994                1995              1996
                                                            ---------------     ---------------  ---------------
REVENUES, net                                               $    29,139,730     $    39,600,726  $    46,154,174

COSTS OF GOODS SOLD (including
  products  acquired from related parties
  (LGE) of $12.1 million, $15.6 million,
  and $17.8 million, respectively                                20,526,701          27,196,571       30,842,422
                                                            ---------------     ---------------  ---------------

                  Gross margin                                    8,613,029          12,404,155       15,311,752

OPERATING EXPENSES:
   Engineering and product development                            1,375,850           1,941,503        2,161,306
   Selling, general and administrative                            4,915,409           8,457,641       11,587,971
   Asset impairment and restructuring
     charges (Notes 1 and 4)                                             -                   -         4,804,717
                                                            ---------------     ---------------  ---------------

OPERATING INCOME (LOSS)                                           2,321,770           2,005,011       (3,242,242)

INTEREST EXPENSE                                                    575,952           1,129,604          840,830
                                                            ---------------     ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                 1,745,818             875,407       (4,083,072)

PROVISION FOR INCOME TAXES                                          692,725             417,599          326,691
                                                            ---------------     ---------------  ---------------

NET INCOME (LOSS)                                           $     1,053,093     $       457,808  $    (4,409,763)
                                                            ===============     ===============  ===============

NET INCOME (LOSS) PER SHARE                                        $   0.55            $   0.17          $ (1.02)
                                                                   ========            ========          =======

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                    1,917,346           2,769,434        4,342,238
                                                            ===============     ===============  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                               Common Stock
                                        -------------------------     Additional        Retained
                                                           Par          Paid-in         Earnings
                                            Shares         Value        Capital         (Deficit)        Total
                                        ------------   ----------    -------------  --------------  --------------
BALANCE, December 31, 1993                   849,999   $      850    $      16,150  $      (12,794) $        4,206

     Private sale of shares                1,033,994        1,034        2,563,966              -        2,565,000
     Issuance of shares to
       repay related party
       indebtedness                          116,000          116          434,884              -          435,000
     Net income                                   -            -                -        1,053,093       1,053,093
                                        ------------   ----------    -------------  --------------  --------------

BALANCE, December 31, 1994                 1,999,993        2,000        3,015,000       1,040,299       4,057,299

     Warrant conversion                      187,500          187             (187)             -               -
     Initial public offering               1,488,083        1,488        7,293,593              -        7,295,081
     Issuance of shares to
       acquire Enhanced                      666,662          667        1,999,333              -        2,000,000
     Net income                                   -            -                -          457,808         457,808
                                        ------------   ----------    -------------  --------------  --------------

BALANCE, December 31, 1995                 4,342,238        4,342       12,307,739       1,498,107      13,810,188

     Net loss                                     -            -                -       (4,409,763)     (4,409,763)
                                        ------------   ----------    -------------  --------------  --------------

BALANCE, December 31, 1996                 4,342,238   $    4,342    $  12,307,739  $   (2,911,656) $    9,400,425
                                        ============   ==========    =============  ==============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                       1994             1995           1996
                                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $  1,053,093    $    457,808    $ (4,409,763)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                    287,423         561,048         903,741
       Asset impairment                                                                    --              --         4,174,717
       Rent levelization                                                                   --            68,813          68,246
       Loss on retirement of fixed assets                                                 2,796            --            63,081
       Changes in working  capital,  net of assets and  liabilities  acquired in business combinations:
           Accounts receivable                                                          404,831         326,370      (1,310,669)
           Inventories                                                                 (920,352)     (2,305,470)      1,302,059
           Prepaid expenses and other                                                  (367,552)       (377,344)        380,878
           Other long-term assets                                                      (141,919)       (156,742)         36,615
           Accounts payable and payables to related parties                              32,709         648,547         838,935
           Accrued liabilities                                                          815,452        (183,170)        619,003
           Accrued income taxes                                                            --          (109,023)        (77,223)
                                                                                   ------------    ------------    ------------

                  Net cash flows provided by (used in) operating activities           1,166,481      (1,069,163)      2,589,620
                                                                                   ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid to acquire assets through business combinations                         (9,583,427)     (2,351,524)           --
   Accrued acquisition costs paid                                                      (943,956)       (309,932)       (217,894)
   Cash paid to acquire fixed assets                                                   (313,515)     (1,185,328)       (556,664)
                                                                                   ------------    ------------    ------------

                  Net cash flows used in investing activities                       (10,840,898)     (3,846,784)       (774,558)
                                                                                   ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                                             2,565,000       8,928,598            --
   Equity offering costs paid                                                              --        (1,633,517)           --
   Borrowings from related parties                                                       35,000            --              --
   Financing costs paid                                                                (175,000)           --              --
   Repayment of notes payable                                                              --        (1,200,000)           --
   Payments on capital leases                                                              --              --          (109,760)
   Borrowings on revolving credit facility                                           37,798,136      41,127,236      41,369,367
   Payments on revolving credit facility                                            (29,224,464)    (41,816,582)    (43,867,070)
                                                                                   ------------    ------------    ------------

                  Net cash flows provided by (used in) financing activities          10,998,672       5,405,735      (2,607,463)
                                                                                   ------------    ------------    ------------

CHANGES IN CASH AND CASH EQUIVALENTS                                                  1,324,255         489,788        (792,407)

CASH AND CASH EQUIVALENTS, beginning of period                                          130,077       1,454,332       1,944,120
                                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                           $  1,454,332    $  1,944,120    $  1,151,713
                                                                                   ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1)   NATURE OF BUSINESS AND SUMMARY OF
      SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Business

Vodavi Technology, Inc. (VTI), a Delaware corporation, designs, develops, markets, and supports a broad range of telecommunications systems, commercial grade telephones, computer-telephony products, and voice processing products, including voice mail, fax mail, Internet messaging, and interactive voice response systems for a wide variety of commercial applications.

         Principles of Consolidation

The consolidated financial statements include the accounts of VTI and its wholly owned subsidiaries Vodavi Communication Systems, Inc. (VCS), Arizona Repair Services, Inc. (ARSI), and Enhanced Systems, Inc. (Enhanced) (together referred to as the Company) for the periods indicated in Note 2. All material intercompany transactions have been eliminated in consolidation.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

Cash and cash equivalents include funds on hand and short-term investments.

         Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Property and equipment and the related useful lives consist of the following as of December 31, 1995 and 1996, respectively:

                                                      Useful Life
                         Type of Asset                 in Years             1995              1996
-------------------------------------------------   ---------------     -------------    -------------
         Office and computer equipment                      5           $     439,628    $     671,869
         Furniture and fixtures                            10                 232,310          219,063
         Tooling and manufacturing equipment              5-8                 613,080        1,060,387
         Assets under capital lease                      5-12                      -           574,982
         Construction in progress                          -                  758,422          502,976
                                                                        -------------    -------------
                                                                            2,043,440        3,029,277
         Less:  Accumulated depreciation                                     (312,926)        (564,063)
                                                                        -------------    -------------

                                                                        $   1,730,514    $   2,465,214
                                                                        =============    =============

Construction in progress relates to the manufacture of new tooling and test fixtures.

         Goodwill

Goodwill represents the cost in excess of the estimated fair value of tangible assets acquired in business combinations and is being amortized on the straight-line method over the estimated life of the asset.

During 1996, the Company adopted Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.

During 1996, certain events occurred which required the Company to re-evaluate the realizability of the goodwill recorded in connection with the acquisition of Enhanced. One of the events involved a significant customer of Enhanced informing the Company that a previously communicated level of purchases from Enhanced would not be met. As a result of the impact of this event on the projected cash flows of Enhanced, the Company concluded that the goodwill was impaired and recorded a $4.2 million impairment loss.

         Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards 109, Accounting for Income Taxes. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         Revenue Recognition

Revenue, net of an allowance for product returns, is generally recognized upon shipment to the customer. When the Company has an installation obligation, revenue is recognized upon installation. Revenue from extended maintenance contracts is recognized over the lives of the respective contracts.

         Net Income (Loss) Per Share

Net income per share for the years ended December 31, 1994 and 1995, were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common equivalent shares for the year ended December 31, 1994, assumes the conversion of the warrants described in Note 5 and the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method on April 1, 1994, the date of the acquisition of VCS. The weighted average number of common equivalent shares for the year ended December 31, 1995, assumes the conversion of the warrants described in Note 5 and the exercise of all outstanding options and the corresponding repurchase of shares and retirement of debt using the treasury stock method on January 1, 1995.

Net loss per share for the year ended December 31, 1996, was determined by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents were not included as the effect would have been anti-dilutive.

Fully diluted earnings per share are not presented as the effect would not be materially different.

         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company at December 31, 1996, using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, payable to related party, accrued liabilities, and the revolving credit facility approximate fair values due to the short-term maturities of these instruments.

(2)   BUSINESS COMBINATIONS:

In April 1994, VCS acquired the operating assets of the Vodavi Communication Systems Division (the Vodavi Division) of Executone Information Systems, Inc. (Executone). The acquisition was accounted for under the purchase method. The purchase price of the Vodavi Division was approximately $12.0 million and was allocated as follows:

                  Net current assets                  $     8,600,000
                  Fixed assets                                400,000
                  Goodwill                                  3,000,000
                                                      ---------------

                                                      $    12,000,000
                                                      ===============

The accompanying financial statements include the results of the Vodavi Division since April 1, 1994.

In July 1995, ARSI acquired certain operating assets of Goldstar Products Company, Ltd. (GPC), an affiliate of LGE. The operations acquired consisted of a repair facility utilized by GPC to repair telecommunications equipment primarily sold by VCS. The purchase price was $440,000, including other direct acquisition-related costs. The acquisition was accounted for under the purchase method. The purchase price was allocated as follows:

                  Current assets                      $    80,000
                  Fixed assets                             90,000
                  Goodwill                                270,000
                                                      -----------

                                                      $   440,000
                                                      ===========

Concurrently with the Company's initial public offering (IPO) in October 1995, Enhanced, a Norcross, Georgia-based provider of voice processing technology, merged with a wholly owned subsidiary of the Company. The total purchase price of Enhanced was approximately $5,250,000, including other direct acquisition-related costs, and consisted of $3,000,000 in cash and the issuance of 666,662 restricted shares of VTI common stock.

The acquisition of Enhanced was accounted for under the purchase method. The purchase price of Enhanced was allocated as follows:

                  Net current assets                  $     500,000
                  Long-term assets                          250,000
                  Goodwill                                4,500,000
                                                      -------------

                                                      $   5,250,000
                                                      =============

The following table presents the unaudited pro-forma results of operations for the years ended December 31, 1994 and 1995, assuming the transactions described above had taken place as of January 1, 1994:

                                                  1994                1995
                                            ----------------    ---------------

                  Revenue                   $  40,929,000       $  41,938,000
                  Net income                    1,398,000             272,000
                  Net income per share               0.33                 .06

(3)   LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 1995 and 1996:

                                                 1995                1996
                                            -------------       -------------

           Revolving credit facility        $   7,884,326       $   5,386,623
           Capital lease obligations                   -              459,586
                                            -------------       -------------
                                                7,884,326           5,846,209
           Less: Current portion                       -              258,000
                                            -------------       -------------

                                            $   7,884,326       $   5,588,209
                                            =============       =============

The Company has a $12.0 million revolving credit facility with a financial institution, which expires in April 1997. Borrowings under the facility, which are based on inventory and accounts receivable, carry interest payable monthly at a variable rate based on commercial paper plus 4-1/2% (10.31% and 10.45% at December 31, 1995 and 1996, respectively). The credit facility is secured by substantially all of the assets and all of the common stock of VCS.

The credit agreement contains certain financial covenants relative to net worth, cash flow, capital expenditures, and other ratios. At December 31, 1996, the Company was not in compliance with two of such covenants. The Company has recently negotiated a three-year extension of this facility. Under the new terms, the Company will pay interest monthly at a variable rate based on commercial paper plus 2-1/2% (8.45% at December 31, 1996). The extension also eliminates certain fees and eliminates certain financial covenants, including the two covenants with which the Company was not in compliance at December 31, 1996.

The Company has entered into several capital lease agreements with interest rates ranging from 7.5% to 9%. These agreements generally have terms of 24 months.

(4)   COMMITMENTS AND CONTINGENCIES:

         Operating Leases

The Company has entered into long-term lease agreements for all of its office and warehouse facilities. Minimum payments under the Company's lease agreements are as follows:

                                                               Total
                                                         ----------------

                  1997                                   $      1,061,403
                  1998                                          1,090,731
                  1999                                          1,120,707
                  2000                                          1,160,679
                  2001                                          1,201,335
                  Thereafter                                      486,465

Rent expense is recognized on a straight-line basis and was approximately $315,000, $825,000, and $1,115,000 for the years ended December 31, 1994, 1995, and 1996, respectively. For the year ended December 31, 1994, the Company operated in facilities shared with Executone.

         Royalties

VCS acquires certain proprietary components from Executone under the terms of a 20-year license agreement. Under the terms of the agreement, VCS will pay a 5.3% royalty over the manufactured cost of all products utilizing the proprietary components. Total royalties to Executone were $250,000, $492,000, and $502,000 in 1994, 1995, and 1996, respectively.

         Supply Agreements

VCS has entered into various supply agreements with its vendors to purchase products through 1998. Minimum required purchases in 1997 and 1998 total approximately $11.5 million and $4.3 million, respectively.

         401(k) Profit Sharing Plan

In April 1994, the Company adopted a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of approximately $26,000, $40,000, and $67,500 for the years ended December 31, 1994, 1995, and 1996, respectively.

         Legal Matters

The Company is currently involved in a lawsuit with the former owners of Enhanced, who were dismissed from their positions as executive management of Enhanced in the third quarter of 1996. In September 1996, the Company sued the former owners alleging securities fraud, fraudulent activities, breach of employment agreements, breach of fiduciary duties, and other charges. The former owners countersued the Company claiming the Company breached their employment agreements and owes them approximately $500,000. The Company intends to vigorously pursue its action and defend against the countersuit. In connection with the fourth quarter charges for the asset impairment and other restructuring charges, the Company reserved approximately $250,000 to pursue this matter.

(5)   STOCKHOLDERS' EQUITY:

         Warrants

In connection with the private sale of common stock in April 1994, the Company issued warrants to acquire an additional 1,125,000 shares of common stock at $4.00 per share. In September 1995, the Company issued 187,500 shares of its common stock in a cashless exchange for these warrants.

In connection with the IPO, the Company sold to its underwriter warrants to purchase up to 133,333 shares of its common stock at a price of $7.20 per share. The warrants are exercisable during a four-year period from October 12, 1996 to October 12, 2000.

         Vodavi Technology, Inc. Stock Option Plan

The Vodavi Technology, Inc. Stock Option Plan (the Plan), as amended, provides for the granting of options to purchase up to 850,000 shares of VTI's common stock. Under the Plan, options may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. If any option terminates or expires without having been exercised in full, stock not issued under such option will again be available for the purposes of the Plan.

To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in Section 422 of the Internal Revenue Code of 1986. The maximum number of shares of common stock with respect to which options can be granted to any one employee, including officers, during the term of the plan may not exceed 50% of the shares of common stock covered by the Plan.

The expiration date, maximum number of shares purchasable, and the other provisions of the options are established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of options are determined by the plan administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of VTI stock) of the fair market value of the common stock at the time of the grant.

The following summarizes the activity for the Plan:

                                   December 31, 1994          December 31, 1995         December 31, 1996
                               ------------------------   ------------------------  ------------------------
                                              Weighted                  Weighted                   Weighted
                                               Average                   Average                    Average
                                  Number      Exercise      Number      Exercise      Number       Exercise
                                 of Shares     Price        of Shares     Price      of Shares       Price
                                ---------     --------     ----------   --------     ---------     ---------
Options outstanding at
   beginning of period:                -       $ 4.00       240,000      $  4.00       237,500     $  4.00
     Granted                      240,000                        -                     295,000     $  6.07
     Canceled                          -                     (2,500)     $  4.00       (34,000)    $  6.00
     Exercised                         -                         -                          -
                                ---------                  --------                  --------

Options outstanding
   at end of period               240,000      $ 4.00       237,500      $  4.00       498,500     $  5.08
                                =========                  ========                  =========

Options available
   for grant                       72,500                    75,000                    351,500
                                =========                  ========                  =========

Exercisable at end
   of period                           -                     59,375      $  4.00        118,750    $  4.00
                                =========                  ========                 ===========

Weighted average fair
   value of options granted                                   N/A                    $ 2.69
                                                           ======                    ======

Of the 498,500 options outstanding at December 31, 1996, 237,500 have an exercise price of $4.00 and a weighted average remaining contractual life of eight years. Of these options, 118,750 are exercisable. The remaining 261,000 options have exercise prices between $6.00 and $7.00, with a weighted average exercise price of $6.07 and a weighted average remaining contractual life of nine years. None of these options are exercisable at December 31, 1996.

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's 1996 pro forma net loss and pro forma loss per share would have been $4,607,000 and $1.06 per share, respectively. There were no options granted in 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rates of 5.47%; expected dividend yields of zero; expected lives at 5 years; expected volatility of 47.86%.

In February 1997, the Company's Board of Directors granted an additional 150,000 options at an exercise price of $4.00 per share.

(6)   MAJOR CUSTOMERS:

The Company's sales efforts have been concentrated on major supply houses as well as a dealer network. During 1994, 1995, and 1996, sales to the Company's largest customer accounted for 49%, 45%, and 44% of total revenues, respectively.

Accounts receivable from this supply house comprise 46% and 44% of total accounts receivable at December 31, 1995 and 1996, respectively. Generally, the Company does not require collateral from its customers. The Company believes its credit evaluation procedures substantially reduce its credit risk.

(7)   INCOME TAXES:

The Company files a consolidated federal income tax return. The income tax provision is comprised of the following:

                                1994             1995              1996
                           -------------     -------------    -------------

           Current         $     816,376     $     531,448    $     311,490
           Deferred             (123,651)         (113,889)          15,201
                           -------------     -------------    -------------

                           $     692,725     $     417,599    $     326,691
                           =============     =============    =============

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of net deferred income tax asset at December 31, 1995 and 1996, were as follows:

                                                    1995             1996
                                               -------------    -------------
         Deferred tax assets:
           Inventory and receivable reserves   $     133,945    $     180,139
           UNICAP adjustment                         232,083          120,096
           Other accruals                            311,778          344,791
                                               -------------    -------------

                                                     677,806          645,026
                                               -------------    -------------
         Deferred tax liabilities:
           Depreciation differences                  (25,276)         (38,901)
           Amortization differences                  (25,075)         (86,882)
                                               -------------    -------------

                                                     (50,351)        (125,783)
                                               -------------    -------------
         Net long-term deferred tax asset      $     627,455    $     519,243
                                               =============    =============

The net long-term deferred tax asset is included in other long-term assets in the accompanying consolidated balance sheet.

Reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                   1994       1995       1996
                                                  ------     ------     ------

              Federal statutory tax rate           34.0%      34.0%      34.0%
              State taxes, net                      4.2        4.7        4.6
              Non-deductible expenses               1.7        9.0      (46.6)
              Utilization of NOLC reversal of
                valuation reserve                   (.3)       --         --
                                                  ------     ------     ------

                                                   39.6%      47.7%      (8.0)%
                                                  ======     ======     ======

The Copmany's effective income tax rate has been impacted by the acquisition of Enhanced and the subsequent asset impairment and restructuring charges recognized in 1996, as the goodwill generated by the acquisition is non-deductible.

(8)   RELATED PARTIES TRANSACTIONS:

LG Electronics Inc. (LGE), the Company's principal supplier, owns approximately 19.0% of the Company's outstanding Common Stock at December 31, 1996. During 1994, 1995, and 1996, the Company purchased approximately $12.7 million, $17.4 million, and $17.9 million of key telephone systems and commercial grade telephones from LGE.

During 1994 and 1995, LGE provided the Company with a $3.5 million line of credit for use in inventory purchases. During 1995, VCS utilized approximately $2.5 million of this line. The Company utilized a portion of the proceeds from the IPO to repay the line of credit in full, along with approximately $175,000 in interest, in October 1995.

(9)   SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 1994, 1995, and 1996, is as follows:

                                                                   1994             1995              1996
                                                              -------------     -------------    -------------

         Interest paid                                        $     892,000     $   1,130,000    $     840,000
         Income taxes paid                                    $     642,000     $     435,000    $      22,000

The following information relates to business combinations made by the Company.

                                                                   1994            1995               1996
                                                              -------------   ---------------   --------------

         Fair value of assets acquired                       $   15,124,000   $     5,690,000   $            -
         Value of stock issued                                           -         (2,000,000)               -
         Cash paid, net of cash acquired                         (3,000,000)       (2,351,524)               -
                                                             --------------   ---------------   --------------

         Liabilities assumed or incurred                     $   12,114,000   $     1,338,476   $            -
                                                             ==============   ===============   ==============

During the year ended December 31, 1996, the Company acquired approximately $575,000 of property and equipment using capital leases.
                                      F-16