Form 10-Q
period 1997-03-31
VODAVI TECHNOLOGY INC
filed 1997-05-14
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                           Commission File No. 0-26912

                             Vodavi Technology, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               86-0789350
          --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            8300 E. Raintree Drive, Scottsdale, Arizona     85260
            -------------------------------------------     -----
             (Address of principal executive offices )    (Zip Code)

                                 (602) 443-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of April 30, 1997 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                   TABLE OF CONTENTS


                                                                                                          Page #
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets - March 31, 1997
                  and December 31, 1996.                                                                     3

                  Consolidated Statements of Operations - Three Months
                  Ended March 31, 1997 and 1996.                                                             4

                  Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 1997 and 1996.                                                             5

                  Notes to Consolidated Financial Statements.                                                6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        6

PART II.          OTHER INFORMATION                                                                          9

                  SIGNATURES                                                                                 10

         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands




                                                       March 31,    December 31,
                                                         1997            1996
                                                       --------        --------
                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                               $  1,008        $  1,152
    Accounts Receivable, net                              7,095           7,790
    Inventory, net                                        6,915           7,229
    Prepaids                                                407             420
                                                       --------        --------
                                                         15,425          16,591

PROPERTY AND EQUIPMENT, net                               2,641           2,465

GOODWILL, net                                             2,509           2,547

OTHER LONG-TERM ASSETS, net                                 827             815
                                                       --------        --------
                                                       $ 21,402        $ 22,418
                                                       ========        ========

CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                   $    313        $    258
   Accounts Payable                                       3,421           4,464
   Accrued Liabilities                                    2,488           2,518
                                                       --------        --------
                                                          6,222           7,240
                                                       --------        --------

LONG-TERM DEBT                                            5,517           5,777
                                                       --------        --------

STOCKHOLDERS' EQUITY:
   Common Stock                                               4               4
   Additional Paid-In Capital                            12,308          12,308
   Accumulated Deficit                                   (2,649)         (2,911)
                                                       --------        --------
                                                          9,663           9,401
                                                       --------        --------
                                                       $ 21,402        $ 22,418
                                                       ========        ========



The accompanying notes are an integral part of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)




                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                      1997              1996
                                                   -----------      -----------



REVENUE, net                                       $    11,528      $    10,355

COST OF GOODS SOLD                                       7,628            6,922
                                                   -----------      -----------
   GROSS MARGIN                                          3,900            3,433

OPERATING EXPENSES
 Engineering and product development                       483              501
 Selling, general and administrative                     2,803            2,775
                                                   -----------      -----------


OPERATING INCOME                                           614              157

INTEREST EXPENSE                                           178              235
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                          436              (78)

PROVISION FOR INCOME TAXES                                 174               21
                                                   -----------      -----------

NET INCOME (LOSS)                                  $       262      $       (99)
                                                   ===========      ===========

NET INCOME (LOSS) PER SHARE                        $       .06      $      (.02)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                       4,342,238        4,342,238
                                                   ===========      ===========



The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)





                                                          Three months ended
                                                               March 31,
                                                               ---------

                                                         1997            1996
                                                       --------        --------
OPERATING ACTIVITIES:
  Net Income (Loss)                                    $    262        $    (99)
  Adjustments:
    Depreciation and amortization                           184             242
    Changes in working capital:
       Accounts receivable                                  695          (1,151)
          Inventory                                         314           1,428
          Prepaid expenses                                   14             224
          Other long term assets                            (37)            (14)
          Accounts payable                               (1,043)            (31)
          Accrued liabilities                               (30)           (225)
                                                       --------        --------
NET CASH FLOWS - OPERATING ACTIVITIES                       359             374
                                                       --------        --------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                  (95)           (236)
                                                       --------        --------
NET CASH FLOWS - INVESTING ACTIVITIES                       (95)           (236)
                                                       --------        --------

FINANCING ACTIVITIES:
  Payments on Capital Leases                                (84)           --
  Borrowings from GE Capital                             11,800           8,110
  Payments to GE Capital                                (12,124)         (8,876)
                                                       --------        --------
NET CASH FLOWS - FINANCING ACTIVITIES                      (408)           (766)
                                                       --------        --------

DECREASE IN CASH                                           (144)           (628)

CASH, beginning of period                                 1,152           1,944
                                                       --------        --------

CASH, end of period                                    $  1,008        $  1,316
                                                       ========        ========


The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                 MARCH 31, 1997

a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of telecommunications systems, commercial grade telephones, computer-telephony products, and voice processing products, including voice mail, fax mail, Internet messaging, and interactive voice response systems for a wide variety of commercial applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 1997 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

(c) In the fourth quarter of 1996, certain events ocurred which resulted in the Company recording an impairment loss related to the goodwill associated with Enhanced Systems, Inc. (Enhanced). See footnotes 1 and 4 to the Company's financial statements for the year ended December 31, 1996.

(d) Net income per share for the quarter ended March 31, 1997 was determined by dividing net income by the weighted average number of common and common equivalent shares outstanding.

Net loss per share for the quarter ended March 31, 1996 was determined by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding did not consider common equivalent shares such as options and warrants as the effect would have been anti-dilutive.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended March 31, 1997 and 1996:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                           1997          1996
                                                          ------        ------

Revenue                                                   100.0%        100.0%
Cost of goods sold                                         66.2%         66.8%
                                                          ------        ------
  Gross margin                                             33.8%         33.2%
Operating expenses:
   Engineering and product development                      4.2%          4.8%
   Selling, general and administrative                     24.3%         26.8%
                                                          ------        ------
Operating income                                            5.3%          1.5%
Interest expense                                            1.5%          2.3%
                                                          ------        ------
Pre-tax income (Loss)                                       3.8%         (0.8%)
Income taxes                                                1.5%          0.2%
                                                          ------        ------
Net income (Loss)                                           2.3%         (1.0%)
                                                          ======        ======
Revenue

Revenue was approximately $11.5 million in the first quarter of 1997, an increase of $1.1 million, or 11.3%, over the first quarter of 1996. The increased revenue is attributed to the core consumer premise equipment (CPE) business (consisting primarily of key telephone systems and commercial grade telephones).

         Gross Margin

Gross margins increased to approximately 33.8% of revenue in the first quarter of 1997 as compared with 33.2% in the first quarter of 1996. The gross margin for the first quarter of 1996 was negatively impacted by the issuance of approximately $225,000 in price protection credits which did not recur in 1997.

         Engineering and Product Development

Expenditures related to engineering and product development remained relatively flat during the first quarter of 1997 as compared with the first quarter of 1996.

         Selling, General and Administrative

Selling, general and administrative expenses remained relatively flat during the first quarter of 1997 as compared with the first quarter of 1996. As a percentage of revenue, however, selling, general and administrative expenses declined to 24.3% of revenue in the first quarter of 1997 as compared with 26.8% in the first quarter of 1996. The recognition of the impairment loss related to Enhanced in the fourth quarter of 1996 has eliminated ongoing goodwill amortization of approximately $115,000 per quarter.

         Interest Expense

Interest expense was approximately $178,000 in the first quarter of 1997, a decrease of $57,000, or 24.3%, over the first quarter of 1996. The decrease is attributable to a decrease in borrowings as a result of positive operating cash flows and improved asset management.

         Income Taxes

The Company has provided for income taxes using an effective rate of 39.9% in the first quarter of 1997. The provision for income taxes for the first quarter of 1996 reflects the impact of the non-tax deductible goodwill amortization related to Enhanced.

Liquidity and Capital Resources

The Company's cash and cash equivalents were approximately $1.0 million at March 31, 1997. The Company's cash accounts are swept regularly and applied against the Company's line of credit. The Company's borrowings against its available operating line of credit (as described below) at March 31, 1997 were approximately $5.1 million, which represents a $300,000 reduction from its borrowings of $5.4 million at December 31, 1996. The reduction is attributed to several factors, including cash generated from operations and utilization of capital leases to finance capital expenditures, as described below. At March 31, 1997, the Company had approximately $3.9 million available to it under its operating line of credit.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital). During the first quarter of 1997, the line of credit bore interest, payable monthly, at 4.5% over the 30-day commercial paper rate, or a total of 10.2% at March 31, 1997. The Company has recently reached an agreement in principal to extend the facility, which expired April 12, 1997, through April 2000. The terms of the extension will lower the interest rate to 2.5% over the 30-day commercial paper rate, or a total of 8.2% at March 31, 1997. The Company has received a two month extension of its existing facility, adjusted to reflect the new interest rates, while the new agreement is being finalized.

Advances under the line of credit are based upon the accounts receivable and inventories of Vodavi Communications Systems (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital.

In 1996, the Company entered into leasing facilities in order to finance capital expenditures. The facilities provide the Company with up to $800,000 at rates ranging from 9% to 13%. As of March 31, 1997, the Company had utilized approximately $700,000 of these facilities and had commitments outstanding for the remaining balance.

As of March 31, 1997, the Company had commitments in connection with its new product developments. Such commitments aggregate approximately $300,000 and are payable through December 31, 1997. The commitments include payments in connection with the development of the Company's wireless product and payments to develop new tooling for its existing and future digital products.

The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.



                     --------------------------------------


This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K on file with the SEC.

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On September 20, 1996, the Company and Enhanced filed a lawsuit in the United States District Court for the District of Arizona (No. CIV 96-2184 PHX SMM) against Michael Mittel and Fereydoun Taslimi, former officers and directors of Enhanced. The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Enhanced in 1995; breached certain terms of their respective employment contracts with Enhanced; and converted certain corporate assets of Enhanced, breached their fiduciary duties to Enhanced, and misappropriated certain corporate opportunities for their own benefit. The Company and Enhanced are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2463), against the Company and Enhanced. The lawsuit alleges that Enhanced breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment.

The parties have agreed to attempt to settle these matters at a non-binding mediation tentatively scheduled for May 15, 1997. In the event that the mediation is unsuccessful, the Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and to vigorously defend the lawsuit filed by them against the Company and Enhanced.


Item 2.           CHANGES IN SECURITIES
                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.

Item 5.           OTHER INFORMATION
                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
         a)       Exhibits
                  Exhibit 27.  Financial Data Schedule.

         b)       Reports on Form 8-K
                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Vodavi Technology, Inc.




Dated:            May 12, 1997          /s/Glenn R. Fitchet
                                        -------------------
                                        Glenn R. Fitchet
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:            May 12, 1997          /s/Gregory K. Roeper
                                        --------------------
                                        Gregory K. Roeper
                                        Vice President Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)