Form 10-Q
period 1997-06-30
VODAVI TECHNOLOGY INC
filed 1997-08-11
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of July 31, 1997 was 4,342,238.

                            VODAVI TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997



                                TABLE OF CONTENTS


                                                                          Page #
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets - June 30, 1997
                  and December 31, 1996.                                      3

                  Consolidated Statements of Operations - Three and Six
                  Month Periods Ended June 30, 1997 and 1996.                 4

                  Consolidated Statements of Cash Flows - Six Month Periods
                  Ended June 30, 1997 and 1996.                               5

                  Notes to Consolidated Financial Statements.                 6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

PART II.          OTHER INFORMATION                                           11

                  SIGNATURES                                                  12

         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands





                                                       June 30,     December 31,
                                                         1997            1996
                                                       --------        --------
                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                               $  1,800        $  1,152
    Accounts Receivable, net                              7,927           7,790
    Inventory, net                                        7,188           7,229
    Prepaids                                                569             420
                                                       --------        --------
                                                         17,484          16,591

PROPERTY AND EQUIPMENT, net                               2,653           2,465

GOODWILL, net                                             2,471           2,547

OTHER LONG-TERM ASSETS, net                               1,068             815
                                                       --------        --------
                                                       $ 23,676        $ 22,418
                                                       ========        ========

CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                   $    386        $    258
   Accounts Payable                                       3,558           4,464
   Accrued Liabilities                                    2,490           2,518
                                                       --------        --------
                                                          6,434           7,240
                                                       --------        --------

LONG-TERM DEBT                                            7,230           5,777
                                                       --------        --------

STOCKHOLDERS' EQUITY:
   Common Stock                                               4               4
   Additional Paid-In Capital                            12,308          12,308
   Accumulated Deficit                                   (2,300)         (2,911)
                                                       --------        --------
                                                         10,012           9,401
                                                       --------        --------
                                                       $ 23,676        $ 22,418
                                                       ========        ========



The accompanying notes are an integral part of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)

                                          Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                               -------                    -------
                                          1997         1996         1997         1996
                                       ----------   ----------   ----------   ----------
REVENUE, net                           $   11,917   $   11,900   $   23,445   $   22,256

COST OF GOODS SOLD                          7,944        7,913       15,572       14,836
                                       ----------   ----------   ----------   ----------

   GROSS MARGIN                             3,973        3,987        7,873        7,420

OPERATING EXPENSES
 Engineering and product development          499          535          982        1,035
 Selling, general and administrative        2,739        2,891        5,542        5,667
                                       ----------   ----------   ----------   ----------


OPERATING INCOME                              735          561        1,349          718

INTEREST EXPENSE                              161          207          338          442
                                       ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                    574          354        1,011          276

PROVISION FOR INCOME TAXES                    227          185          400          206
                                       ----------   ----------   ----------   ----------


NET INCOME                             $      347   $      169   $      611   $       70
                                       ==========   ==========   ==========   ----------

NET INCOME PER SHARE                   $     0.08   $     0.04   $     0.14   $     0.02
                                       ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                          4,342,238    4,532,523    4,342,238    4,532,523
                                       ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)





                                                           Six months ended
                                                               June 30,
                                                               --------
                                                         1997            1996
                                                       --------        --------
OPERATING ACTIVITIES:
  Net Income                                           $    611        $     70
  Adjustments:
    Depreciation and amortization                           326             504
    Rent levelization                                        25              35
    Changes in working capital:
          Accounts receivable                              (189)         (3,115)
          Inventory                                          41           3,015
          Prepaid expenses                                 (148)            101
          Other long term assets                           (258)            (55)
          Accounts payable                                 (905)           (475)
          Accrued liabilities                               (29)            (50)
                                                       --------        --------
NET CASH FLOWS - OPERATING ACTIVITIES                      (526)             30
                                                       --------        --------

INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                 (107)           (331)
                                                       --------        --------
NET CASH FLOWS - INVESTING ACTIVITIES                      (107)           (331)
                                                       --------        --------

FINANCING ACTIVITIES:
  Payments on capital leases                                (66)            (15)
  Debt financing costs paid                                 (23)            --
  Borrowings from GE Capital                             23,517          18,223
  Payments to GE Capital                                (22,147)        (19,264)
                                                       --------        --------
NET CASH FLOWS - FINANCING ACTIVITIES                     1,281          (1,056)
                                                       --------        --------

INCREASE (DECREASE) IN CASH                                 648          (1,357)

CASH, beginning of period                                 1,152           1,944
                                                       --------        --------

CASH, end of period                                    $  1,800        $    587
                                                       ========        ========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                  JUNE 30, 1997


a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of telecommunications systems, commercial grade telephones, computer-telephony products, and voice processing products, including voice mail, fax mail, Internet messaging, and interactive voice response systems, for a wide variety of commercial applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 1997 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

(c) In the fourth quarter of 1996, certain events occurred which resulted in the Company recording an impairment loss related to the goodwill associated with Enhanced Systems, Inc. (Enhanced). See footnotes 1 and 4 to the Company's financial statements for the year ended December 31, 1996.

(d) Net income per share for the periods ended June 30, 1997 and 1996 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The new standard requires dual presentation of both basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of both basic and diluted EPS calculations. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. This statement will be effective for the Company's 1997 fiscal year. EPS as reported in this Form 10-Q would not be materially different under the provisions of SFAS No. 128.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended June 30, 1997 and 1996:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                            Three Months Ended
                                                                  June 30,
                                                                  --------
                                                            1997          1996
                                                           ------        ------

Revenue                                                    100.0%        100.0%
Cost of goods sold                                          66.7%         66.5%
                                                           ------        ------
  Gross margin                                              33.3%         33.5%
Operating expenses:
   Engineering and product development                       4.1%          4.5%
   Selling, general and administrative                      23.0%         24.3%
                                                           ------        ------
Operating income                                             6.2%          4.7%
Interest expense                                             1.4%          1.7%
                                                           ------        ------
Pre-tax income                                               4.8%          3.0%
Income taxes                                                 1.9%          1.6%
                                                           ------        ------
Net income                                                   2.9%          1.4%
                                                           ======        ======



         Revenue

Revenue remained relatively constant at approximately $11.9 million in both the second quarters of 1997 and 1996.

         Gross Margin

Gross margin remained relatively constant at approximately 33.3% of revenue in the second quarter of 1997 as compared with 33.5% in the second quarter of 1996.

         Engineering and Product Development

Expenditures related to engineering and product development declined $36,000 in the second quarter of 1997 as compared with the second quarter of 1996.

         Selling, General and Administrative

Selling, general and administrative expenses declined $152,000 in the second quarter of 1997 as compared with the second quarter of 1996. As a percentage of revenue, selling, general and administrative expenses declined to 23.0% of revenue in the second quarter of 1997 as compared with 24.3% in the second quarter of 1996. The recognition of the impairment loss related to Enhanced in the fourth quarter of 1996 has eliminated ongoing goodwill amortization of approximately $115,000 per quarter.

         Interest Expense

Interest expense was approximately $161,000 in the second quarter of 1996, a decrease of $46,000, or 22.2%, over the second quarter of 1996. The decrease is attributable to a decrease in average borrowings and the effect of the reduced interest rate in the Company's new credit facility (see Liquidity and Capital Resources).

         Income Taxes

The Company has provided for income taxes using an effective rate of 39.6% in the second quarter of 1997. The provision for income taxes for the second quarter of 1996 reflects the impact of the non-tax deductible goodwill amortization related to Enhanced.


         Six Months Ended June 30, 1997 and 1996:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.

                                                            Six Months Ended
                                                                 June 30,
                                                                 --------
                                                            1997          1996
                                                           ------        ------

Revenue                                                    100.0%        100.0%
Cost of goods sold                                          66.4%         66.7%
                                                           ------        ------
  Gross margin                                              33.6%         33.3%
Operating Expenses:
  Engineering and product development                        4.2%          4.6%
  Selling, general and administrative                       23.6%         25.5%
                                                           ------        ------
Operating income                                             5.8%          3.2%
Interest expense                                             1.5%          2.0%
                                                           ------        ------
Pre-tax income                                               4.3%          1.2%
Income taxes                                                 1.7%          0.9%
                                                           ------        ------
Net income                                                   2.6%          0.3%
                                                           ======        ======



         Revenue

Revenue was approximately $23.4 million for the first six months of 1997, an increase of $1.2 million, or 5.3%, over the first six months of 1996.

         Gross Margin

Gross margin remained relatively constant at 33.6% of revenue for the first six months of 1997 as compared with 33.3% in the first six months of 1996.

         Engineering and Product Development

Expenditures related to engineering and product development declined $53,000 in the first six months of 1997 as compared with the first six months of 1996.

         Selling, General and Administrative

Selling, general and administrative expenses declined $125,000 in the first six months of 1997 as compared with the first six months of 1996. As a percentage of revenue, selling, general and administrative expenses declined to 23.6% of revenue in the first six months of 1997 as compared with 25.5% in the first six months of 1996. The recognition of the impairment loss related to Enhanced in the fourth quarter of 1996 has eliminated ongoing goodwill amortization of approximately $115,000 per quarter.

         Interest Expenses

Interest expense was approximately $338,000 in the first six months of 1997, a decrease of $104,000 or 23.5% over the first six months of 1996. The decrease is attributable to a decrease in average borrowings and the effect of the reduced interest rate in the Company's new credit facility (See Liquidity and Capital Resources).

         Income Taxes

The Company has provided for income taxes using an effective rate of 39.6% in the first six months of 1997. The provision for income taxes for the first six months of 1996 reflects the impact of the non-tax deductible goodwill amortization related to Enhanced.


Liquidity and Capital Resources

The Company's cash and cash equivalents were approximately 1.8 million at June 30, 1997 as compared with $1.2 million at December 31, 1996. The Company's cash accounts are swept regularly and applied against the Company's line of credit. The Company's borrowings against its available operating line of credit (as described below) at June 30, 1997 were approximately $6.7 million, which represents a $1.3 million increase from its borrowings of $5.4 million at December 31, 1996. The increased borrowings are attributed to the timing of the regular cash account sweeps by the Company's lender as evidenced in the increased cash and cash equivalents at June 30, 1997 as well as increases in overall working capital. At June 30, 1997, the Company had approximately $2.9 million available to it under its operating line of credit.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital). During the second quarter of 1997, the Company signed an agreement to extend the facility through April 2000. The terms of the extension lowered the interest rate to 2.5% over the 30-day commercial paper rate, or a total of 8.1% at June 30, 1997.

Advances under the line of credit are based upon the accounts receivable and inventories of Vodavi Communications Systems (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. The Company was in compliance with the covenants at June 30, 1997.

As of June 30, 1997, the Company has financed approximately $800,000 in capital expenditures with vendors and third-party leasing companies. The terms of these financings generally provided for interest rates ranging from 9% to 13% with 24-month repayment periods.

As of June 30, 1997, the Company had commitments in connection with its new product developments. Such commitments aggregate approximately $100,000 and are payable through December 31, 1997. The commitments include payments in connection with the development of the Company's wireless product.

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

A hearing to determine appropriate venue for these cases was held in the United States District Court for the District of Arizona in April 1997. The Court has not yet reached a decision on this matter. In May 1997, the parties unsuccessfully attempted to settle these matters through mediation. The Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and to vigorously defend the lawsuit filed by them against the Company and Enhanced.


Item 2.           CHANGES IN SECURITIES
                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1997 Annual Meeting of Stockholders was held on May 19, 1997. The following nominees were elected to the Company's Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

                  Nominee                      Votes in Favor           Withheld
                  -------                      --------------           --------

                  Steven A. Sherman              3,513,200              658,709
                  Glenn R. Fitchet               4,165,517                6,352
                  K.S. Cho                       4,165,257                6,652
                  Gilbert H. Engels              4,165,517                6,352
                  Stephen A McConnell            4,165,517                6,352
                  William J. Hinz                4,165,257                6,652

                  The   following   item  was  voted   upon  by  the   Company's
                  stockholders:

                  a) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

                  Votes in Favor     Opposed      Abstained      Broker Non-Vote
                  --------------     -------      ---------      ---------------

                  3,842,416          1,400        328,093              0

Item 5.           OTHER INFORMATION
                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  a)  Exhibits

                  10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd.

                  10.23 Amended and Restated Credit Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997.

                  10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation.

                  10.25  Security  Agreement  dated as of June 11, 1997  between
                  Enhanced   Systems,   Inc.   and  General   Electric   Capital
                  Corporation.

                  10.26 Security Agreement dated as of June 11, 1997 between Arizona Repair Services, Inc. and General Electric Capital Corporation.

                  10.27 Guaranty Agreement dated as of June 11, 1997, by and among Arizona Repair Services, Inc., Enhanced Systems, Inc., and General Electric Capital Corporation.

                  10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation.

                  10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation.

                  10.30 Strategic  Alliance Agreement dated May 22, 1997 between
                  Vodavi    Communications    Systems,    Inc.    and   Paradygm
                  Communications, Inc.

                  27.1  Financial Data Schedule

                  b)  Reports on Form 8-K
                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Vodavi Technology, Inc.




Dated:            August 8, 1997        /s/Glenn R. Fitchet
                                        -------------------
                                        Glenn R. Fitchet
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:            August 8, 1997        /s/Gregory K. Roeper
                                        --------------------
                                        Gregory K. Roeper
                                        Vice President Finance and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)
                                       12