Form 10-Q
period 1997-09-30
VODAVI TECHNOLOGY INC
filed 1997-11-14
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                8300 E. Raintree Drive, Scottsdale, Arizona 85260
                -------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (602) 443-6000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

The number of shares outstanding of registrant's Common Stock, $.001 per value per share, as of October 31, 1997 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                TABLE OF CONTENTS


                                                                       Page #
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets - September 30,
                  1997 and December 31, 1996.                             3

                  Consolidated Statements of Operations - Three
                  and Nine Month Periods Ended September 30, 1997
                  and 1996.                                               4

                  Consolidated Statements of Cash Flows - Nine Month
                  Periods Ended September 30, 1997 and 1996.              5

                  Notes to Consolidated Financial Statements.             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

PART II. OTHER INFORMATION                                               11

                  SIGNATURES                                             12

             PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands


                                        September 30, December 31,
                                            1997          1996
                                            ----          ----
                                        (Unaudited)
CURRENT ASSETS:
     Cash                                $  1,203       $  1,152
     Accounts Receivable, net               8,925          7,790
     Inventory, net                         6,942          7,229
     Prepaids                                 741            420
                                         --------       --------
                                           17,811         16,591

PROPERTY AND EQUIPMENT, net                 2,808          2,465

GOODWILL, net                               2,433          2,547

OTHER LONG-TERM ASSETS, net                 1,131            815

                                         --------       --------
                                         $ 24,183       $ 22,418
                                         ========       ========

CURRENT LIABILITIES:
     Current Portion of Long-Term Debt   $    386       $    258
     Accounts Payable                       3,113          4,464
     Accrued Liabilities                    2,566          2,518
                                         --------       --------
                                            6,065          7,240
                                         --------       --------

LONG-TERM DEBT                              7,684          5,777
                                         --------       --------

STOCKHOLDERS' EQUITY:
     Common Stock                               4              4
     Additional Paid-In Capital            12,308         12,308
     Accumulated Deficit                   (1,878)        (2,911)
                                         --------       --------
                                           10,434          9,401
                                         --------       --------
                                         $ 24,183       $ 22,418
                                         ========       ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                   -------------          -------------
                                                1997         1996         1997         1996
                                             ----------   ----------   ----------   ----------
REVENUE, net                                 $   12,731   $   11,706   $   36,176   $   33,961

COST OF GOODS SOLD                                8,462        7,824       24,033       22,659

                                             ----------   ----------   ----------   ----------
   GROSS MARGIN                                   4,269        3,882       12,143       11,302

OPERATING EXPENSES
 Engineering and product development                553          578        1,535        1,613
 Selling, general and administrative              3,029        2,919        8,572        8,586
                                             ----------   ----------   ----------   ----------

OPERATING INCOME                                    687          385        2,036        1,103

INTEREST EXPENSE                                    152          213          489          655
                                             ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                          535          172        1,547          448

PROVISION FOR INCOME TAXES                          114          119          514          325
                                             ----------   ----------   ----------   ----------


NET INCOME                                   $      421   $       53        1,033          123
                                             ==========   ==========   ==========   ==========

NET INCOME PER SHARE                         $     0.10   $     0.01   $     0.24   $     0.03
                                             ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                4,406,821    4,410,849    4,342,238    4,410,849
                                             ==========   ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                         1997        1996
                                                       --------    --------
OPERATING ACTIVITIES:
  Net Income                                           $  1,033    $    123
  Adjustments
    Depreciation and amortization                           500         768
    Rent levelization                                        36          50
    Changes in working capital:
       Accounts receivable                               (1,188)     (1,114)
       Inventory                                            287       3,090
       Prepaid expenses                                    (320)        (35)
       Other long term assets                              (287)       (109)
       Accounts payable                                  (1,351)       (356)
       Accrued liabilities                                   47         120

                                                       --------    --------
NET CASH FLOWS - OPERATING ACTIVITIES                    (1,243)      2,537
                                                       --------    --------


INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                 (387)       (416)

                                                       --------    --------
NET CASH FLOWS - INVESTING ACTIVITIES                      (387)       (416)
                                                       --------    --------

FINANCING ACTIVITIES:
  Payments on capital leases                               (158)        (36)
  Debt financing costs paid                                 (68)       --
  Borrowings from GE Capital                             36,214      29,505
  Payments to GE Capital                                 34,307     (32,354)

                                                       --------    --------
NET CASH FLOWS - FINANCIAL ACTIVITIES                     1,681      (2,885)
                                                       --------    --------

INCREASE (DECREASE) IN CASH                                  51        (764)

CASH, beginning of period                                 1,152       1,944
                                                       --------    --------

CASH, end of period                                    $  1,203    $  1,180
                                                       ========    ========


The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1997


a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of telecommunications systems, commercial grade telephones, computer-telephony products, and voice processing products, including voice mail, fax mail, Internet messaging, and interactive voice response systems, for a wide variety of commercial applications.

b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 1997 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

c) In the fourth quarter of 1996, certain events occurred that resulted in the Company recording an impairment loss related to the goodwill associated with Enhanced Systems, Inc. (Enhanced). See footnotes 1 and 4 to the Company's financial statements for the year ended December 31, 1996.

d) Net income per share for the periods ended September 30, 1997 and 1996 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding.

     In February 1997, the Financial Accounting Standard Board issued statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The new standard requires duel presentation of both basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of both basic and diluted EPS calculations. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. This statement will be effective for the Company's 1997 fiscal year. EPS as reported in this Form 10-Q would not be materially different under the provisions of SFAS No. 128.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended September 30, 1997 and 1996:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                              Three Months Ended
                                                                September 30,
                                                                -------------
                                                                1997     1996
                                                               ------   ------

Revenue                                                        100.0%   100.0%
Cost of goods sold                                              66.5%    66.8%
                                                               ------   ------
  Gross margin                                                  33.5%    33.2%
Operating expenses:
  Engineering and product development                            4.3%     4.9%
  Selling, general and administrative                           23.8%    24.9%
                                                               ------   ------
Operating income                                                 5.4%     3.4%
Interest expense                                                 1.2%     1.8%
                                                               ------   ------
Pre-tax income                                                   4.2%     1.6%
Income taxes                                                     0.9%     1.0%
                                                               ------   ------
Net income                                                       3.3%     0.6%
                                                               ======   ======


         Revenue

Revenue during the third quarter of 1997 increased approximately $1.0 million, or 9.0%, to $12.7 million from $11.7 million in the third quarter of 1996. The increase is primarily attributable to the Company's new OEM relationship with Fujitsu Business Communications Systems, Inc.

         Gross Margin

Gross margin remained relatively constant at approximately 33.5% of revenue in the third quarter of 1997 as compared with 33.2% in the third quarter of 1996.

         Engineering and Product Development

Expenditures related to engineering and product development declined $25,000 in the third quarter of 1997 as compared with the third quarter of 1996.

         Selling, General and Administrative

Selling, general and administrative expenses increased $110,000 in the third quarter of 1997 as compared with the third quarter of 1996. As a percentage of revenue, selling, general and administrative expenses declined to 23.8 % revenue in the third quarter of 1997 as compared with 24.9% in the third quarter of 1996. The recognition of the impairment loss related to Enhanced in the fourth quarter of 1996 has eliminated ongoing goodwill amortization of approximately $115,000 per quarter.

         Interest Expense

Interest expense was approximately $152,000 in the third quarter of 1996, a decrease of $61,000, or 28.6%, over the third quarter of 1996. The decrease is attributable to a decrease in average borrowings and the effect of the reduced interest rate in the Company's new credit facility.

         Income Taxes

The Company has provided for income taxes using an effective rate of 21.3% in the third quarter of 1997. During the third quarter of 1997, the effective tax rate was reduced to account for the impact of certain credits claimed for federal and state income tax purposes. The provision for income taxes for the third quarter of 1996 reflects the impact of the non-tax deductible goodwill amortization related to Enhanced.

         Nine Months Ended September 30, 1997 and 1996:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                               1997     1996
                                                               ----     ----

Revenue                                                       100.0%   100.0%
Cost of goods sold                                             66.4%    66.7%
  Gross margin                                                 33.6%    33.3%
                                                              ------   ------
Operating Expenses:
  Engineering and product development                           4.2%     4.7%
  Selling, general and administrative                          23.7%    25.3%
                                                              ------   ------
Operating income                                                5.7%     3.2%
Interest expense                                                1.4%     1.9%
                                                              ------   ------
Pre-tax income                                                  4.3%     1.3%
Income taxes                                                    1.4%    1.0%
                                                              ------   ------
Net income                                                      2.9%     0.3%
                                                              ======   ======


         Revenue

Revenue was approximately 36.2 million for the first nine months of 1997, an increase of $2.2 million, or 6.5%, over the first nine months of 1996. The
Company attributes approximately $1.5 million of this increase to OEM relationships entered into in 1997.

         Gross Margin

Gross margin remained relatively constant at 33.6% of revenue for the first nine months of 1997 as compared with 33.3% in the first nine months of 1996.

         Engineering and Product Development

Expenditures related to engineering and product development declined $78,000 in the first nine months of 1997 as compared with the first nine months of 1996.

         Selling, General and Administrative

Selling, general and administrative expenses declined $14,000 in the first nine months of 1997 as compared with the first nine months of 1996. As a percentage of revenue, selling, general and administrative expenses declined to 23.7% in the first nine months of 1997 as compared with 25.2% in the first nine months of 1996. The recognition of the impairment loss related to Enhanced in the fourth quarter of 1996 has eliminated ongoing goodwill amortization of approximately $115,000 per quarter.

         Interest Expense

Interest expense was approximately $489,000 in the first nine months of 1997, a decrease of $166,000, or 25.3%, over the first nine months of 1996. The decrease is attributable to a decrease in average borrowings and the effect of the reduced interest rate in the Company's new credit facility.

         Income Taxes

The Company has provided for income taxes using an effective rate of 33.2% in the first nine months of 1997. During the third quarter of 1997, the effective tax rate was reduced to account for the impact of certain credits claimed for Federal and State income tax purposes. The provision for income taxes for the first six months of 1996 reflects the impact of the non-tax deductible goodwill amortization related to Enhanced.

Liquidity and Capital Resources

The Company's cash and cash equivalents remained relatively constant at approximately $1.2 million at September 30, 1997 and December 31, 1996. The Company's cash accounts are swept regularly and applied against the Company's line of credit (as described below). The Company's borrowings against its available operating line of credit at September 30, 1997 were approximately $7.2 million, which represents a $1.8 million increase from its borrowings of $5.4 million at December 31, 1996. The increased borrowings are attributed to the increases in overall working capital. At September 30, 1997, the Company had approximately $2.4 million available to it under its operating line of credit.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital) which expires in April 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 8.08% at September 30, 1997.

Advances under the line of credit are based upon the accounts receivable and inventories of Vodavi Communications Systems (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. The Company was in compliance with the covenants at September 30, 1997.

As of September 30, 1997, the Company has financed approximately $800,000 in capital expenditures with vendors and third-party leasing companies. The terms of these financings generally provide for interest rates ranging from 9% to 13% with 24-month repayment periods.

As of September 30, 1997, the Company had commitments in connection with its new product developments. Such commitments aggregate approximately $100,000 and are payable through December 31, 1997. The commitments include payments in connection with the development of the Company's wireless product.

The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Reference is made to the disclosure included under this Item in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.

Item 2.  CHANGES IN SECURITIES
         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

Item 5.  OTHER INFORMATION
         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a)   Exhibits

         10.31 OEM Agreement dated August 15, 1997 between Vodavi Communications Systems, Inc. and Fujitsu Business Communication Systems, Inc.

         27.1 Financial Data Schedule

         b)   Reports on Form 8-K
              Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Vodavi Technology, Inc.



Dated:   November 13, 1997 /s/Glenn R. Fitchet
                           -------------------------------------
                           Glenn R. Fitchet
                           President and Chief Executive Officer
                           (Principal Executive Officer)

Dated:   November 13, 1997 /s/Gregory K. Roeper
                           -------------------------------------
                           Gregory K. Roeper
                           Vice President Finance and
                           Chief Financial Officer
                           (Principal Financial
                           and Accounting Officer)
                                       12