Form 10-K405
period 1997-12-31
VODAVI TECHNOLOGY INC
filed 1998-03-31
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997       Commission File Number 0-26912
                          -----------------                              -------

                             VODAVI TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        86-0789350
----------------------------------------               -------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
          incorporation or                                Identification No.)
            organization)

     8300 EAST RAINTREE DRIVE
        SCOTTSDALE, ARIZONA                                     85260
----------------------------------------               -------------------------
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
Yes  X     No
    ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Issuer's revenue for its most recent fiscal year:  $47,674,751

At March 23, 1998, there were outstanding 4,342,238 shares of the registrant's Common Stock, $.001 par value. The aggregate market value of Common Stock held by nonaffiliates of the registrant (2,740,208 shares) based on the closing price of the Common Stock as reported on the Nasdaq National Market on March 23, 1998, was $10,618,306. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I                                                                                 Page
                                                                                       ----
         ITEM     1.       BUSINESS...................................................    1
         ITEM     2.       PROPERTIES.................................................   22
         ITEM     3.       LEGAL PROCEEDINGS..........................................   22
         ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   22

PART II
         ITEM     5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                             RELATED STOCKHOLDER MATTERS..............................   23
         ITEM     6.       SELECTED CONSOLIDATED FINANCIAL DATA.......................   24
         ITEM     7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS......................   25
         ITEM     7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK................................................   27
         ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   28
         ITEM     9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE......................   28
PART III
         ITEM     10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   28
         ITEM     11.      EXECUTIVE COMPENSATION.....................................   28
         ITEM     12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             AND MANAGEMENT...........................................   28
         ITEM     13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   28

PART IV
         ITEM     14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                             ON FORM 8-K..............................................   29

SIGNATURES............................................................................   32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................................  F-1

                                     PART I

ITEM 1.           BUSINESS

                                  INTRODUCTION

         The Company designs, develops, markets, and supports a broad range of communication products, including telephone systems, commercial grade telephones, voice processing products, and computer-telephony products for a wide variety of business applications. The Company's telephone systems incorporate sophisticated features, such as automatic call distribution, and its voice processing products include interactive voice response systems, automated attendant, and voice and fax mail. The Company's computer-telephony products allow users to combine the functionality of telephones and desktop computers through applications such as integrated PC telephones, desktop video conferencing systems, call accounting systems, Unified messaging, and Internet messaging. The Company markets its products primarily in the United States as well as in foreign countries through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel.

         The Company's business strategy includes (i) expanding the Company's historical business of supplying telephone systems and commercial grade telephones; (ii) emphasizing its new voice processing and computer-telephony integration products for use in connection with telephone systems supplied by it and by others; (iii) pursuing its strategic relationship with LG Electronics Inc. ("LGE"), a member of the multi-billion dollar, Korean-based LG Group with which management has had a long-term relationship; and (iv) expanding its technological expertise through business acquisitions, license arrangements and other strategic relationships, and increased internal research and development efforts in order to enhance existing products, introduce new products, and expand product lines.

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

         Accelerated technological advances in recent years have enabled telecommunications system providers to develop sophisticated systems that offer a wide variety of applications in addition to traditional call switching functions. Businesses of all sizes now demand affordable telecommunications systems that provide the capacity for (i) voice and text processing systems, which automate call answering, provide voice mail and automated call distribution functions, and provide the capacity to manage facsimile messages;
(ii) interactive voice response, which enables businesses to provide a wide range of additional services at lower cost by providing access to the organization's computer system from any touchtone telephone; and (iii) computer-telephony integration, which greatly enhances efficiency and productivity by providing access to and control of telephone system functions from individual computer terminals. Recent developments in wireless technologies, computer-telephony integration technologies, and desktop video conferencing technologies represent significant opportunities for sales of new product lines and features to further increase employee mobility and efficiency. The Company also believes that international sales of telecommunications systems that include productivity enhancing features will increase substantially in the future as cultural resistance to functions such as voicemail and interactive voice response declines.

Products

         The Company currently designs, develops, markets, and supports a broad range of (i) telephony products, which include digital and electronic key telephone systems and commercial grade telephones; (ii) voice processing products, including interactive voice response systems, automated attendant, automatic call distribution, voice mail and fax mail; and (iii) computer-telephony products, including Windows-based application products (such as PC telephones and attendant consoles), local area network ("LAN") to PBX connection packages, unified messaging systems, Internet messaging systems, and desktop video conferencing systems.

Key Telephone Systems

         Sales of key telephone systems represented approximately 70.0% and 72.4% of the Company's revenue during 1996 and 1997, respectively. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." Telephone systems are designed to accommodate the number of "ports" (the total number of incoming lines, or "trunks," and stations) required to handle the communications needs of businesses of varying sizes. The switching unit routes calls on one or more incoming trunks from the local or long distance telephone company central office equipment to the appropriate station located within the business. The switching unit also routes calls from one station within the business to other stations within the business or out to the telephone company central office for switching to other local or long distance telephone numbers.

         The Company currently markets various lines of key telephone systems, under its STARPLUS and infinite brand names, for businesses requiring as few as two incoming trunks and four stations up to 96 trunks and 252 stations (a 348-port system). The Company sells the STARPLUS line through large wholesale distributors known as "Supply Houses" and the infinite line through telephone sales and installation companies known as "Direct Dealers." See Item 1, "Business - Sales, Marketing, and Distribution." Each of the infinite telephone systems incorporates the base platform and software of the corresponding STARPLUS system, with certain modifications that differentiate the infinite system from the STARPLUS system in function and cosmetic appearance.

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

         The Company's digital systems enable customers to upgrade their telephone systems as their businesses grow and as technology advances by adding or replacing components in stages without replacing their entire systems. As a result, it is generally more economical for the end users to expand their STARPLUS or infinite systems than to switch to a competitor's system. In addition, the wireless telephone systems currently offered by the Company are designed to be incorporated with the Company's digital systems without requiring significant modification to existing equipment. The Company believes that the economy and flexibility provided to its customers by this migration strategy offers a competitive advantage to the Company.

Commercial Grade Telephones

         The Company markets several lines of commercial grade telephones through Supply Houses for ultimate sale to home office or business users that require a business telephone with multiple features; for use with PBX installations in hotels, motels, and resorts; and for use with electronic or digital key systems, PBX systems, or telephone company central office ("Centrex") switching systems when the customer prefers telephone sets that provide multiple features. Sales of commercial grade telephones represented approximately 17.7% and 15.7% of the Company's revenue during 1996 and 1997, respectively. All of the Company's commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by the Company or by competing manufacturers. The Company's commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. The Company's more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, and the capability to utilize custom calling features provided by local telephone companies.

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

Automated Attendant; Voice Mail and Fax Mail Systems; Internet Fax Delivery

         The Company's telephone systems include an "automated attendant" that routes incoming calls automatically to the intended person or department during and after business hours by instructing the caller to press on his or her touch-tone telephone the numbers of the recipient's extension or the letters of the recipient's name, which provides front-end automated call processing for small key telephone systems and PBX systems that support standard commercial telephones. Automated attendant features ensure that each caller has the ability to contact the intended person and enable the business to eliminate or reduce operators or attendants or to assign other responsibilities to attendants or operators when not answering calls. The business user also can program the system so that callers always have the option of speaking with an operator.

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

         During 1997, the Company introduced a new line of self-contained, Microsoft Corp. ("Microsoft") Windows-based voice processing systems designed for small- to medium-sized organizations. These competitively priced systems, which work in conjunction with key telephone systems sold by the Company as well as other manufacturers, can be expanded from two ports up to eight ports, feature a full range of automated attendant and voice mail functions, and include a serial port for administration via the user's laptop PC. The Company believes that the functionality, ease of installation and use, and competitive pricing of these products will result in a higher percentage of sales of these voice processing systems in conjunction with sales of the Company's key telephone systems than the Company experienced with its previous DOS-based voice mail products.

         The Company's Windows NT-based messaging systems, which provide 8 to 24 port capacities, combine traditional voice mail functions with facsimile messaging capabilities ("fax mail") as well as the ability to share messages with other voice messaging systems over the Internet. Fax mail provides the ability to receive, store, retrieve, and forward facsimile messages in the same manner that voice mail handles voice messages. The Company's fax mail system digitizes and stores facsimile messages and notifies the user that messages have been received. The user can retrieve and print the facsimiles from his or her office or remote locations (such as a hotel room) and can also instruct the system to forward facsimiles to other recipients. "Fax-on-demand" enables callers to access information stored by a business, such as sales and marketing brochures, technical specifications, and pricing data, and request the system to transmit the desired information to the caller's facsimile machine.

         The new Windows NT-based system also utilizes Company-developed extensions to existing Internet e-mail protocols to enable voice messages to be transported over the Internet or other electronic fields for efficient, low-cost information exchange between remote systems. In addition, the Company's Windows NT-based Internet fax delivery systems connect the user's telephone and computer to enable the user to transmit facsimile messages or documents to conventional facsimile machines via the Internet. These systems provide ease of use and avoid problems associated with e-mail attachments, mismatched data encryption techniques, or private or switched network costs. The Company's Internet fax delivery systems provide spoken prompts that guide the user through the transmission process and also transmit delivery confirmations to the user's mailbox. As a result, a business with multiple offices can extend its voice messaging system so as to permit employees in different locations to create, receive, answer, or forward voice and facsimile messages via the Internet more quickly, efficiently, and economically than traditional long-distance telephone calls.

Interactive Voice Response

         The Company's interactive voice response ("IVR") system connects the business user's telephone system to the user's host computer in order to permit the use of any touchtone telephone to access and store information in the business's database. This interactive connectivity permits callers to conduct transactions, such as placing orders, checking inventory, tracking order shipments, or querying account information, from any touchtone telephone. IVR converts callers' touchtone key presses into data for storage on the computer system and uses synthesized human speech to give the caller instructions regarding how to access the database and to communicate the requested information to the caller. The open architecture design of the Company's IVR system provides unlimited scalability by permitting users to increase the number of ports or voice storage capacity simply by plugging in more voice cards or disk drives and by linking multiple devices into networks to create virtually unlimited configurations. Users may enhance the system by adding independent off-the-shelf software modules that can be seamlessly integrated to provide additional features, such as call routing, voice messaging, fax store-and-forward, and audiotext.

Automatic Call Distribution

         The Company markets its ACD System Software ("ACD") and PC-based ACD Reporting Package for use with digital key telephone systems. The automatic call distribution functions provided by ACD enable businesses that receive a large volume of customer calls (such as catalog sales operations) to manage incoming calls efficiently by directly routing them to the proper person or group. ACD reduces the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, ACD plays a custom "hold" message for the caller and connects the call to the first available person or sales agent. ACD saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. ACD enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity. The PC-based ACD Reporting Package component of ACD provides real-time information and comprehensive historical reports on calling activity for review by management.

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

CTI Software Products

         The Company's CTI product lines include software applications designed to operate in conjunction with Microsoft's Windows operating systems software in order to unite personal computers and telephones to help business users better manage their communications and information systems. The Company's current CTI product lines provide the choice of either (i) a CTI module that connects one of the Company's digital telephones to the user's PC, or (ii) a CTI board that slides into the user's PC and replaces the traditional desktop telephone altogether. The second option includes either a handset or headset that plugs into the computer terminal for use in private conversations. After the CTI module or board is installed, the Company's CTI software incorporates the fixed and flexible feature buttons of the Company's digital telephones (such as the dial pad, call status display, directory window, and dial display) onto the computer screen. The user can then access all telephone features, place calls, and process incoming calls from the computer, or, if a CTI module is used, the desktop telephone. For instance, the user can click on the directory icon to access the desired telephone directory, type in the name of the person to be called, and click on the "dial out" icon to automatically dial the telephone number. The system also permits the user to answer incoming calls without having to exit a Windows application. In addition, the Company's CTI products enable users to customize and enhance message handling efficiency by using programmable feature buttons to create user-specific functions, such as conference calling or speed dial numbers; permit users to access voice mail and activate voice mail options, such as fast-forward, rewind, or delete by using the mouse, computer keyboard, or telephone keypad; and permit users to create multiple directories with up to 1,000 names in each directory.

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

New Product Development

         The Company engages in an on-going program to develop enhancements to its existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communications tools. The Company believes that continuous development of new products and features will be necessary to enable it to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for growth and profitability of the Company on an on-going basis. Since 1994, the Company has developed and released several new products and product lines, including a new line of digital key telephone systems introduced in 1997. This new digital product line utilizes hardware and software technologies developed by the Company in conjunction with LGE. These new technologies replace certain digital technologies for which the Company has licenses with a third party for use in certain of its other digital products.

         The Company currently is focusing its new product development efforts on developing and refining enhancements that will deliver greater features, sophistication, functionality, and value to its current product offerings. For example, the Company currently is developing digital voice mail integration, ISDN capabilities for its key telephone systems, new ACD reporting packages, a wireless key telephone adjunct for its digital key telephone systems, and additional enhancements to its Windows NT-based voice messaging systems and its IVR systems. The Company may from time to time enter into strategic alliances with third parties related to the development of new products, product lines, or product features. For example, during 1997 the Company entered into a strategic alliance to market a wireless key telephone system that can be connected to a business's existing telephone system without the need for special wiring or that can operate as a stand-alone key system with desktop and mobile telephone units. The mobile units offer a full array of features similar to those provided by the Company's traditional key telephone systems, but permit the user to roam up to 100 feet from stationary digital cell units that can be positioned throughout a business's office, warehouse, or factory.

Sales, Marketing, and Distribution

         The Company currently markets its products in all 50 states and Puerto Rico through a distribution network consisting primarily of large wholesale distributors known as "Supply Houses" and telephone sales and installation companies known as "Direct Dealers." The Company also maintains an in-house sales staff that makes direct sales of certain of its products to large commercial organizations and public access providers, such as local telephone companies and cellular telephone system providers. The Company also markets its products on a private label basis to original equipment manufacturers ("OEMs"). The Company derived approximately 80.2%, 10.3% and 4.4% of its total revenue from sales to Supply Houses, Direct Dealers, and OEMs, respectively, in 1997.

Supply Houses (Wholesale Distributors)

         The Company designs and markets its STARPLUS brand of products for sale through Supply Houses. The Supply Houses resell the Company's products primarily to small local interconnect companies and independent telephone companies, which in turn resell the Company's products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. The Company provides ongoing training to Supply House employees to enable them to sell more effectively the Company's products and to provide the interconnects and independent telephone companies with technical assistance in installation, maintenance, and customer support.

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

         The Company recently introduced its STARPLUS TRIAD line of digital telephone systems for sale through Supply Houses to authorized TRIAD dealers. The TRIAD product line includes a full array of digital telephone systems ranging from 18 to 348 ports, as well as voice messaging, ACD, CTI, and other digital products similar to the Company's infinite line of digital products. The authorized dealers must commit to minimum purchases of TRIAD or other STARPLUS products and will be required to be trained and certified through a formal product and sales training program conducted by the Company. In return, the Company will provide the authorized TRIAD dealers with preferential order fulfillment, marketing, sales, and product support services. The Company currently is enrolling dealers and anticipates that commercial deliveries of TRIAD products will commence during the second or third quarter of fiscal 1998.

         Supply Houses that currently resell the Company's products include Graybar Electric Co., Inc. ("Graybar"), Alltel Supply, Inc., Sprint/North
Supply, Anixter Brothers, Inc., G.T.E. Supply Co., Famous Telephone Supply, Power & Telephone Supply Company, Inc., and Ingram Micro, Inc. Graybar accounted for 44% and 40% of sales during 1996 and 1997, respectively. The Company's sales and marketing personnel stimulate demand for its products with the smaller interconnects and independent telephone companies that purchase the Company's products from Graybar, Alltel Supply, Inc., and other Supply Houses and install these products at the end users' premises. These interconnects and independent telephone companies provide the "pull through" demand for the Company's products from Graybar and other Supply Houses. As a result, the Company believes that a decrease in purchases by Graybar or other Supply Houses would result in only a temporary adverse effect on the Company's operations if interconnects and independent telephone companies would continue to demand the Company's products from other Supply Houses, which in turn would increase their purchases of the Company's products.

Direct Dealers

         The Company developed its infinite line of telephone systems and related products for sales to Direct Dealers. These Direct Dealers are medium and large interconnect companies or local dealers that resell the Company's products directly to end users. The Company believes that the principal advantages of this distribution channel are higher gross margins on product sales, greater visibility of the Company's product lines, and the ability to exert additional control over factors such as pricing of the Company's products. Sales to Direct Dealers, however, generally involve longer credit terms for the Company, the necessity to provide increased direct marketing and technical support, and additional costs associated with developing and training the independent commissioned sales staff of the various Direct Dealers to enable them to solicit purchases of the Company's products. The

Company has increased the number of Direct Dealers that sell its infinite products from 15 at December 31, 1992 to approximately 85 at December 31, 1997 and continues to seek additional Direct Dealers for its infinite products.

OEMs

         In May 1997,  the  Company  entered  into an  agreement  with  Paradygm
Communications, Inc. ("Paradygm") to distribute the Company's 384-port hotel/motel switching system under the Paradygm brand name. Under the terms of the agreement, Paradygm is responsible for the sales and marketing of the switch to a group of Paradygm dealers, which in turn market the product to the hospitality industry.

         In August 1997, the Company entered into an agreement with Fujitsu Business Communication Systems, Inc. ("Fujitsu") to sell its digital key telephone systems under the Fujitsu brand name to the existing dealers of Fujitsu's other telecommunications products. Under the terms of the agreement, Fujitsu is responsible for the sales and marketing of these products to its dealers, which in turn market to end users.

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

Research and Development; Strategic Alliances with LGE and Other Companies

         The Company believes that the continued development of software that distinguishes the functions and features of the Company's products from those of its competitors represents a critical factor in determining the Company's ongoing success. The Company's engineering staff consists of highly trained and experienced software professionals who focus on providing and supporting high quality, user-friendly business communications systems and related products. The availability of in-house software and systems development expertise at the Company's facilities in Arizona and Georgia provides the Company with product control, permits faster turnaround and reaction time to changing market conditions, and provides a solid base of maintenance and support services to end users. The Company utilizes product and market development groups that interact with customers in order to anticipate and respond to customer needs through development of new product programs and enhancement of existing product lines.

         The Company conducts joint development activities with LGE for the design and development of hardware incorporated into certain of the Company's existing or planned telephone system and commercial grade telephone product lines. Under its joint development projects with LGE, the Company provides market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGE provides hardware research, design and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGE contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGE produces the finished goods developed under the alliance. See Item 1, "Business - Manufacturing" and "Special Considerations - Dependence on LGE." The Company has successfully engaged in such projects with LGE in the past and believes that it will continue to have access to LGE's advanced hardware research and development capabilities as the Company develops new product lines in such areas as digital key telephone systems, digital PBX systems, large-scale integrated circuits, multi-layer printed circuit boards, and surface mount technologies.

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

         The Company obtains certain of its electronic telephone systems and certain of its digital telephones from LGE, which owns the rights to produce such equipment. LGE owns approximately 18.7% of the Company's outstanding Common Stock. Pursuant to an agreement with LGE (the "LGE Agreement"), LGE granted the Company the right to distribute and sell throughout the United States and Canada products covered by the agreement that LGE manufactures in South Korea. The LGE Agreement expired on April 12, 1997. The Company continues to purchase the products that it previously purchased pursuant to the LGE Agreement on a purchase order basis. The Company currently is engaged in discussions with LGE regarding entering into a new manufacturing agreement for the products that the Company obtains from LGE. See Item 1, "Special Considerations - Dependence on LGE" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest."

         The Company obtains certain of its electronic telephone systems and most of its commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd. ("LGST"), a joint venture between LGE and Srithai Group, a Thailand-based entity. Pursuant to an agreement with LGST (the "LGST Agreement"), LGST granted the Company the right to distribute and sell throughout the United States and Canada such products manufactured by LGST in Thailand. The LGST Agreement prohibits the Company from purchasing the products covered by the LGST Agreement from any other manufacturer during the term of the agreement, which expires on April 12, 1998. The LGST Agreement will renew automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. The Company makes all purchases pursuant to the LGST Agreement on a purchase order basis. See Item 1, "Special
Considerations - Dependence on LGE" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest."

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

         The Company also obtains certain of its digital key telephone systems from Tecom Co., Ltd., ("Tecom") a Republic of China company. Pursuant to an agreement with Tecom (the "Tecom Agreement"), Tecom granted the Company the exclusive right to sell and distribute throughout all of North and South America such products manufactured by Tecom. The initial term of the Tecom Agreement expires in June 1999, at which time the agreement will automatically renew and continue until either party gives the other party not less than 120 days' advance notice of termination. The Company makes all purchases pursuant to the Tecom Agreement on a purchase order basis. The Tecom Agreement requires the Company to use its best efforts to purchase from Tecom products with an aggregate minimum purchase price of $4.25 million during 1998. In the event that the Company fails to purchase at least 75% of such purchase obligations, Tecom has the right to either designate the Company as a non-exclusive distributor of the products purchased under the Tecom Agreement or increase the prices of such products by up to 5%.

         The countries in which certain of the Company's products are manufactured have been subject to natural disasters and civil disturbances in the past. These circumstances could affect the Company's ability to obtain certain of its products from its overseas manufacturers. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, the Company has not experienced any significant interruptions of
shipments  to  date.  The   termination  of  any  of  the  agreements  with  its
manufacturers or the inability of the Company to obtain products pursuant to such agreements, even for a relatively short period of time, could have a material adverse effect on the Company's operations. In addition, the countries in which certain of the Company's products are manufactured have been subject to recent economic problems. To date, such economic difficulties have not adversely impacted the Company's ability to obtain its products or the prices the Company pays for its products. There can be no assurance, however, that such difficulties will not impact the Company in the future. See Item 1, "Special Considerations - Dependence on Third Parties for Manufacturing; International Manufacturing Sources."

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

         The Company also operates a repair facility that performs repairs on certain of the Company's products. The Company believes that operating its own repair center provides it with savings on repair expenses as well as increased customer satisfaction as a result of faster turn-around time, improved quality of repairs, and reduced need for repeat repairs.

Competition

         Markets for communications products are extremely competitive. The Company currently competes principally on the basis of the technical innovation and performance of its telephone systems, commercial grade telephones, and other products, including their ease of installation and use, reliability, cost, and the technical support both before and after sales to end users. The Company's competitors in the sale of telephone systems and telephones include Comdial, Nitsuko, Panasonic Communications & Systems Co., Lucent Technologies, Inc., NEC Corp., Nortel, and Toshiba Information Systems, Inc. Competitors in the supply of voice processing systems include Active Voice Corporation and Applied Voice Technology as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various original equipment manufacturer agreements. Competition in the interactive voice response market includes Brite Voice Systems, Intellivoice Communications, Inc., and Glenayre. In the computer telephony market, the Company competes with many of the same companies indicated above as well as large software development companies, including Microsoft Corp., Lotus Development Corporation, and Novell, Inc. Most of the Company's competitors are large companies that have greater name recognition and greater financial, technical, marketing, manufacturing, distribution, and personnel resources than the Company. The revenue, profitability, and success of the Company depends substantially upon its ability to compete with other providers of telephone systems and other telephony products. No assurance can be given that the Company will continue to be able to successfully compete with such organizations.

         Certain of the Company's product lines compete with products and services provided by the regional Bell operating companies, ("RBOCs") which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features through equipment located in the telephone company's central switching offices. The RBOCs from time to time have proposed the modification or repeal of statutes and regulations, which currently prohibit them from conducting telephone equipment manufacturing activities and from providing certain other services that may directly compete with the Company's product lines. There can be no assurance that such regulations will remain in effect or unchanged indefinitely. Any modification or repeal of such regulations that would permit the RBOCs to compete with the Company by directly or indirectly manufacturing or distributing telephone systems and equipment and/or "bundling" telephone equipment sales with other calling services provided by the RBOCs may have a material adverse effect on the Company's operating results.

Patents, Trademarks, and Licenses

         As of December 31, 1997, the Company owned six United States patents expiring on various dates beginning in 2000 and ending in 2008. The Company intends to continue to seek patents on its inventions used in its products. The process of seeking patent protection can be expensive and can consume significant management resources. The Company believes that its patents strengthen its negotiating position with respect to future disputes that may arise regarding its technology. However, the Company believes that its continued success depends primarily on such factors as the technological skills and innovative abilities of its personnel rather than on its patents. There can be no assurance that patents will issue from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage to the Company.

         The Company owns a number of registered and unregistered trademarks that it considers to be an important factor in marketing its products. The
Company's ability to compete may be enhanced by its ability to protect its proprietary information, including the issuance of patents, copyrights, and trademarks. The Company also has taken steps to protect its proprietary information through a "trade secrets" program that includes copy protection of its software programs and obtaining confidentiality agreements with its employees. There can be no assurance, however, that such efforts will be effective to prevent misappropriation, reverse engineering, or independent development of the Company's proprietary information by its competitors. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. Accordingly, the Company believes that, due to the rapid pace of technological change in the telecommunications industry, the technical and creative skills of its engineers and other personnel will be extremely important in determining the Company's future technological success.

         Pursuant to an agreement with Executone (the "License Agreement"), the Company possesses a non- exclusive license to use Executone's technology related to certain of the Company's digital telephone systems. The License Agreement prohibits the Company from modifying the technology so that the Company's telephone systems can be used with Executone's products. The License Agreement requires Executone to provide certain technical support necessary for the Company to utilize the technology covered by the agreement. Pursuant to the License Agreement, the Company purchases all of the proprietary components for its digital telephone systems at Executone's cost plus 5%, and the Company pays Executone a royalty fee of 5.3% of the manufactured cost of all of its products that utilize the technology covered by the agreement. The License Agreement expires in 2014.

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

Government Regulation

         The United States government from time to time has imposed anti-dumping duties on certain telephone products manufactured in certain of the countries in which the Company's products are manufactured. There can be no assurance that similar duties will not be imposed in the future on telephone products, including the Company's products, manufactured in these or other foreign countries. The imposition of such additional duties on the Company's products could have a material adverse effect on the Company's operating results. Legislation enacted in the United States during 1997 will phase out duties that the Company pays for products manufactured in certain other of the countries in which the Company's products are manufactured. Provided that those countries remain qualified under the legislation, duties on products manufactured in those countries will be phased out through 2000. There can be no assurance, however, that the countries that currently qualify for the phase-out of duties will remain qualified or that duties will not be levied on products manufactured in those countries in the future.

Employees

         As of December 31, 1997, the Company employed a total of 173 persons, consisting of 169 full-time employees and four part-time employees at its facilities in Scottsdale, Arizona and Norcross, Georgia. This number includes 36 persons in engineering and product development, 77 in sales, marketing and technical support, 14 in warehouse and distribution functions, 19 in equipment repair, and 27 in administration, including executive personnel. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         Various third-party manufacturers provide the personnel engaged in the manufacture and assembly of the Company's products in South Korea, Thailand, Malaysia, Hong Kong, Republic of China, and the People's Republic of China pursuant to the agreements between the Company and the respective manufacturers.

Executive Officers

         The following table sets forth information concerning each of the executive officers of the Company:

          Name                  Age                      Position
          ----                  ---                      --------

William J. Hinz...........       52       Chairman of the Board
Glenn R. Fitchet..........       50       President, Chief Executive Officer, and Director
Gregory K. Roeper.........       37       Executive Vice President - Finance,
                                          Administration, and Operations; Chief Financial
                                            Officer; Secretary; and Treasurer
Mark D. Fife..............       30       Executive Vice President - Sales, Marketing, and
                                            Support

         William J. Hinz has served as Chairman of the Board of the Company since October 1997 and as a director of the Company since April 1997. Mr. Hinz has served as Executive Vice President of Operations and a director of Stolper-Fabralloy Company, a precision aerospace engine component manufacturer, since March 1996. Mr. Hinz was Vice President of Global Repair and Overhaul Operations for AlliedSignal Aerospace Company from June 1994 until March 1996. During this period, Mr. Hinz also was responsible for aerospace aftermarket merger and acquisition activity. Mr. Hinz served as President of European Operations for AlliedSignal Aerospace Company from December 1991 until June 1994 and served in various other manufacturing management positions with AlliedSignal Aerospace Company from 1968 to 1991.

         Glenn R. Fitchet has served as President and a director of the Company since April 1994 and as Chief Executive Officer of the Company since May 1996. Mr. Fitchet was Vice President and General Manager of the Vodavi Division of Executone from January 1990 until April 1994. Mr. Fitchet served as Vice President Marketing and Manufacturing of Executone from July 1988 until January 1990 and as Vice President of Vodavi Technology Corporation from September 1984 to July 1988. Mr. Fitchet also served as Vice President - Sales and Marketing for Valcom, Inc. from December 1981 to August 1984 and as National Sales Manager for Siemens Information Systems from July 1976 until December 1981.

         Gregory K. Roeper has served as the Company's  Executive Vice President
- Finance, Administration, and Operations, since December 1997; as Secretary of the Company since October 1997; and as Chief Financial Officer and Treasurer of the Company since November 1994. Mr. Roeper served as the Company's Vice President Finance from November 1994 until December 1997. From 1982 to 1994, Mr. Roeper was employed by Arthur Andersen LLP, most recently as a Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

         Mark D. Fife has served as a Vice President of the Company since February 1998 and as Executive Vice President - Sales, Marketing, and Support since March 1998. From February 1997 to June 1997, Mr. Fife served as President, Chief Executive Officer, and a director of Evergreen Internet, Inc., a provider of turnkey Internet electronic commerce applications for businesses. From February 1991 to January 1997, Mr. Fife Served in various executive capacities with Insight Enterprise, Inc., most recently as Senior Vice President - Strategic Alliances.

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

         The Company currently obtains certain of its products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, Malaysia, Hong Kong, Republic of China, and the People's Republic of China. See Item 1, "Business - Manufacturing" for a description of the material terms of certain of these arrangements. The Company's reliance on the third-party manufacturers to provide personnel and facilities in these countries, the Company's maintenance of equipment and inventories abroad, and the potential imposition of quota limitations on imported goods from certain Far East countries expose it to certain economic and political risks, including the business and financial condition of the third-party manufacturers; political uncertainty; the possibility of expropriation, supply disruption, currency controls, and exchange fluctuations; and changes in tax laws, tariffs, and freight rates. Although the current economic situation in Asia has not resulted in any adverse changes in the prices that the Company pays for its products, an extended period of financial pressure on overseas markets or currency devaluations that result in a financial setback to the Company's overseas manufacturers could have an adverse impact on the Company's operations. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, the Company has not experienced any significant interruptions to date in obtaining its products from third-party manufacturers. The Company believes that production of its product lines overseas enables the Company to obtain these items on a cost basis that enhances the ability of the Company to market them profitably.

         The Company purchased approximately $17.9 million and $18.8 million, respectively, of key telephone systems and commercial grade telephones from LGE and LGST, an affiliate of LGE, during 1996 and 1997, constituting approximately 69.6% and 63.5%, respectively, of total purchases of such products during these periods. See Item 1, "Business - Manufacturing" and "Special Considerations - Control by Management; Stockholders' Agreement; Conflicts of Interest." Although the Company currently is engaged in discussions with LGE to enter into a new agreement with respect to purchases from LGE, there can be no assurance that it will be able to secure long-term manufacturing arrangements for the products it currently obtains from LGE. The Company's operations would be adversely affected if it lost its relationship with any of its current suppliers or if any of its current suppliers' operations or overseas or air transportation were disrupted or terminated even for a relatively short period of time. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to locate and utilize alternative sources of supply. The Company currently maintains a $5.2 million insurance policy to cover lost revenue in the event of certain interruptions in purchases from its overseas manufacturers.

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

Competition

         The business in which the Company engages is intensely competitive and has been characterized by price erosion, rapid technological change, and foreign competition. The Company competes with major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. Principal competitors include Comdial Corporation, Nitsuko, Panasonic Communications & Systems Co., Lucent Technologies, Inc., NEC Corp., Nortel, Toshiba Information Systems, Inc., Active Voice Corporation, Applied Voice Technology, and Brite Voice Systems. The Company anticipates that major computer software development companies, including Microsoft Corp., Lotus Development Corporation, and Novell, Inc., may enter the market for computer-based telephone products. Emerging companies also may increase their participation in the telephone systems and peripherals markets.

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

Reliance on Independent Distribution Network

         The Company currently markets its products through a distribution network consisting primarily of large wholesale distributors known as "Supply
Houses" and telephone sales and installation companies known as "Direct Dealers." Supply Houses generally maintain inventories in amounts that they consider sufficient to fill anticipated orders for at least a two-month period of time. A decline in the volume of sales made by Supply Houses, however, could result in inventory levels that exceed anticipated sales, which could delay purchases of additional products from the Company until the Supply Houses' inventories reach re-ordering levels. Direct Dealers generally stock inventories only in quantities deemed sufficient to fill anticipated short-term orders. As a result, orders generally can be cancelled and volume levels changed or delayed on short notice to the Company. The timely replacement of cancelled, delayed, or reduced orders cannot be assured.

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

         Graybar accounted for 44% and 40%, respectively, of sales during 1995 and 1996. Accounts receivable from Graybar comprised approximately 36% of total accounts receivable at December 31, 1997.

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

Management of Growth

         The Company's ability to manage its growth effectively in the future will require it to enhance its operational, financial, and management systems; to expand its facilities and equipment; and to successfully hire, train, and motivate additional employees, including the technical personnel necessary to design the software used in the Company's telephone systems, voice processing products, and computer-telephony products, and to integrate new software systems with evolving hardware technologies. The failure of the Company to manage its growth on a effective basis could have a material adverse effect on the Company's operations.

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

Shortage of Raw Materials and Supplies

         The principal raw materials and components used in producing the Company's products consist of semiconductor components, unfinished printed circuit boards, molded plastic parts, metals, and packaging materials. The third-party manufacturers of the Company's products acquire these raw materials primarily from Asian sources, which indirectly subjects the Company to certain risks, including supply interruptions and currency price fluctuations. Purchasers of these materials, including the Company and its third-party manufacturers, experience difficulties from time to time in obtaining such materials. The suppliers of these materials currently are adequately meeting the requirements of the Company. The Company also believes that there are alternate suppliers for most of these materials.

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

Dependence on Management and Other Key Personnel

         The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management and technical personnel. The Company does not have employment agreements with any of its executive officers. The Company, however, maintains agreements with each of its officers and employees that prohibit such persons from disclosing confidential information obtained while employed with the Company. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect the Company's business prospects. There can be no assurance that the Company will be able to retain its current personnel or to attract and retain necessary additional personnel. The Company's internal growth and the expansion of its product lines will require additional expertise in such areas as software development, operational management, and marketing. Such growth and expansion activities will increase further the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success. The Company currently maintains key person insurance in the amount of $1.0 million covering Glenn R. Fitchet, its President. See Item 1, "Business - Executive Officers."

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company has initiated but has not completed an internal system assessment to determine whether its existing software programs are "Year 2000" compliant. The Company currently is evaluating its entire internal computer system with respect to a proposed program to upgrade its existing hardware and software or to install new hardware and software systems intended to improve the content, quality, and flow of information within the Company as well as to address any Year 2000 issues that may exist. Although the Company has not completed the evaluation of its Year 2000 compliance issues and is not able to quantify the costs that it may incur in order to eliminate any Year 2000 issues that may exist, the Company currently does not believe that the total cost to the Company of addressing its Year 2000 compliance issues will have a material adverse effect on the Company's financial condition or results of operations. The Company currently is developing a plan to evaluate the Year 2000 issue as it relates to computer systems operated by third parties, including suppliers and financial institutions, with which the Company's systems interface. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

         The Company also is in the process of identifying which of its existing products are not Year 2000 compliant and to determine which, if any, of those products it intends to modify or upgrade in order to become Year 2000 compliant. The Company believes that it will be able to pass along to its customers the cost of upgrading installed products that are no longer covered by the Company's product warranties.

Control by Management; Stockholders' Agreement; Conflicts of Interest

         The directors, executive officers, and certain other management personnel of the Company and their affiliates own approximately 36.9% of the outstanding shares of Common Stock, including approximately 18.7% owned by LGE (excluding shares issuable to such persons upon exercise of outstanding options). The Company, LGE, Glenn R. Fitchet, Steven A. Sherman, and certain other stockholders of the Company are parties to a stockholders' agreement (the "Stockholders' Agreement"). At any time that the Company issues shares of its

Common  Stock in an amount  representing  1% or more of its  outstanding  Common
Stock, the Stockholders' Agreement gives LGE the right to purchase from the Company a sufficient number of shares as may be required to enable LGE to maintain the percentage of ownership of Common Stock that existed immediately prior to such issuance. The Stockholders' Agreement also requires Mr. Fitchet and Mr. Sherman to vote their shares of Common Stock to elect as directors of the Company that number of persons designated by LGE that comprises a percentage of the Board of Directors equal to LGE's then percentage of ownership of the Company's Common Stock, provided that so long as LGE owns 8% or more of the Company's outstanding Common Stock, Messrs. Fitchet and Sherman will vote their shares to the elect at least one designee of LGE as a director.

         The Company obtains a substantial portion of the hardware utilized in its telephone systems and commercial grade telephones from LGE and obtains certain of its electronic telephone systems and most of its commercial grade telephone and replacement parts for such telephones from LGST, an affiliate of LGE. See Item 1, "Business Manufacturing" and "Special Considerations - Dependence on LGE." As a result of LGE's ownership interest in the Company, an inherent conflict of interest exists in establishing the volume and terms and conditions of such purchases. In order to mitigate such conflicts, all decisions with respect to such purchases will be made by officers of the Company and reviewed by directors of the Company who have no relationship with LGE.

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

Rights to Acquire Shares

         A total of 850,000 shares of Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's stock option plan. Options to acquire 816,900 shares of Common Stock at a weighted average exercise price of $4.80 per share currently are outstanding under the stock option plan. In addition, the Company sold to the underwriter of its initial public offering warrants to purchase 133,333 shares of Common Stock. The warrants have an exercise price per share of $7.20 and are exercisable until October 2000. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options or warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options or warrants.

Shares Eligible for Future Sale

         Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices and could impair the Company's ability to raise capital through the sale of its equity securities. Approximately 2,114,800 shares of Common Stock, including shares held by the Company's directors, executive officers, and LGE, currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Shares issued upon the exercise of stock options issued under the Company's Stock Option Plan generally will be eligible for sale in the public market. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The issuance of such shares could result in the dilution of the voting power of the currently outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

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

Lack of Dividends

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business. Furthermore, the terms of the revolving line of credit facility between VCS and GE Capital prohibit VCS from paying dividends to the Company without the consent of General Electric Capital Corporation ("GE Capital"). This restriction could limit the Company's ability to pay dividends in the future. There currently are no restrictions that would prohibit Enhanced from paying dividends to the Company.

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

ITEM 3.           LEGAL PROCEEDINGS

         On September 20, 1996, the Company and Enhanced filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Enhanced, in the United States District Court for the District of Arizona. The lawsuit subsequently was transferred to the Northern District of Georgia, Atlanta Division (No. 1-98-CV-18- CAM). The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Enhanced in 1995; breached certain terms of their respective employment contracts with Enhanced; and converted certain corporate assets of Enhanced, breached their fiduciary duties to Enhanced, and misappropriated certain corporate opportunities for their own benefit. The Company and Enhanced are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2563), against the Company and Enhanced. The lawsuit alleges that Enhanced breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment. Messrs. Mittel and Taslimi are seeking damages in an amount to be determined at trial, plus costs and attorneys fees. The parties have not yet commenced discovery in either lawsuit. The Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and is vigorously defending the lawsuit filed by them against the Company and Enhanced.

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

                                                                         High        Low
                                                                         ----        ---

1995:
    Fourth quarter (from October 6, 1995 to December 31, 1995)...        $7.50      $5.25

1996:
    First quarter................................................        $7.38      $5.25
    Second quarter...............................................         8.88       5.88
    Third quarter................................................         8.13       5.25
    Fourth quarter...............................................         5.88       2.88

1997:
    First quarter................................................        $4.75      $3.30
    Second quarter...............................................         5.38       2.63
    Third quarter................................................         5.50       4.13
    Fourth quarter...............................................         6.00       4.13

1998:
    First quarter (through March 23, 1998).......................        $4.50      $3.25

         On March 23, 1998, the closing sales price of the Common Stock was $3.88 per share. As of March 23, 1998, there were 33 holders of record and approximately 700 beneficial owners of the Company's Common Stock.

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

               (in thousands, except share and per share amounts)

                                  Vodavi Division(1)                                   The Company
                              -------------------------   ---------------------------------------------------------------------
                                                          Period From
                                                Three      Inception
                                               Months    (Aug. 3, 1993)
                              Year Ended        Ended       through
                              December 31,    March 31,   December 31,                   Year Ended December 31,
                              -----------     ---------   -----------    ------------------------------------------------------
                                  1993          1994          1993           1994(2)       1995          1996           1997
                                  ----          ----          ----           -------       ----          ----           ----
Operating Data:
Revenue ...................   $    31,571   $     8,587   $      --      $    29,140   $    39,601   $    46,154    $    47,675
Gross margin ..............         8,172         2,418          --            8,613        12,404        15,312         15,667
Operating expenses ........         6,591         1,872             7          6,291        10,399        13,749         13,828
Asset impairment and
  restructuring charges ...          --            --            --             --            --           4,805            819
Operating income (loss)  ..         1,581           546            (7)         2,322         2,055        (3,242)         1,020
Interest & other expenses .            11          --               6            576         1,130           840            663
Pretax income (loss) ......         1,570           546           (13)         1,746           875        (4,082)           357
Income taxes ..............          --            --            --              693           417           327            142
Net income (loss) .........         1,570           546           (13)         1,053           458        (4,409)           215
Net income (loss) per
    share, diluted.........           N/A           N/A   $     (0.02)   $      0.55   $      0.17   $     (1.02)   $      0.05
Weighted average shares
    outstanding, diluted...           N/A           N/A       849,999      1,917,346     2,769,434     4,342,238      4,342,238

                                 As of         As of
                              December 31,   March 31,                              As of December 31,
                              -----------   -----------   ---------------------------------------------------------------------
                                  1993          1994          1993           1994          1995          1996           1997
                                  ----          ----          ----           ----          ----          ----           ----
Balance Sheet Data:
Assets:
  Current assets ..........   $    10,544   $    12,034   $       130    $    14,122   $    17,719   $    16,591    $    19,507
  Property and
     equipment ............           397           452          --              635         1,731         2,465          2,616
  Goodwill ................          --            --            --            2,833         7,089         2,547          2,395
  Other ...................          --            --             280            357           931           815          1,146
                              -----------   -----------   -----------    -----------   -----------   -----------    -----------
                              $    10,941   $    12,486   $       410    $    17,947   $    27,470   $    22,418    $    25,664
                              ===========   ===========   ===========    ===========   ===========   ===========    ===========
Liabilities:
  Current liabilities .....   $     2,390   $     3,128   $       406    $     5,316   $     5,706   $     7,292    $     7,115
  Long-term debt ..........          --            --            --            8,574         7,884         5,588          8,752
  Other long-term
     obligations ..........          --            --            --             --              69           137            182
  Due to parent ...........         2,444         2,705          --             --            --            --             --
                              -----------   -----------   -----------    -----------   -----------   -----------    -----------
Total liabilities .........         4,834         5,833           406         13,890        13,660        13,017         16,049
Stockholders' equity ......         6,107         6,653             4          4,057        13,810         9,401          9,615
                              -----------   -----------   -----------    -----------   -----------   -----------    -----------
                              $    10,941   $    12,486   $       410    $    17,947   $    27,470   $    22,418    $    25,664
                              ===========   ===========   ===========    ===========   ===========   ===========    ===========

------------------
(1) Prior to the acquisition by the Company, the Vodavi Division operated as a separate division within a publicly held company. See Item 1, "Business -- History of the Company." As a result, share information is not applicable.
(2) Excludes the results of operations of the Vodavi Division prior to April 1, 1994, the effective date of the acquisition.

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

                                                                  Years ended December 31,
                                                ------------------------------------------------------------
                                                       1995                 1996                  1997
                                                -----------------    -----------------     -----------------
                                                                 (Dollar amounts in thousands)
                                                    $         %          $         %           $         %
                                                --------    -----    --------    -----     --------    -----
Revenue .....................................   $ 39,601    100.0%   $ 46,154    100.0%    $ 47,675    100.0%
Cost of goods sold ..........................     27,197     68.7%     30,842     66.8%      32,008     67.1%
                                                --------    -----    --------    -----     --------    -----
  Gross margin ..............................     12,404     31.3%     15,312     33.2%      15,667     32.9%
Operating expenses:
  Engineering and product
    development .............................      1,942      4.9%      2,161      4.7%       2,101      4.4%
  Selling, general, and administrative ......      8,457     21.3%     11,588     25.1%      11,727     24.6%
  Asset impairment and restructuring charges        --       --         4,805     10.4%         819      1.7%
                                                --------    -----    --------    -----     --------    -----
Operating income (loss) .....................      2,005      5.1%     (3,242)    (7.0)%      1,020      2.1%
Other income (expense), net .................     (1,130)     2.9%       (840)     1.8%        (663)    (1.4)%
                                                --------    -----    --------    -----     --------    -----
Pretax income (loss) ........................        875      2.2%     (4,082)    (8.8)%        357      0.7%
Income tax expense ..........................        417      1.0%        327      0.7%         142      0.3%
                                                --------    -----    --------    -----     --------    -----
Net income (loss) ...........................   $    458      1.2%   $ (4,409)    (9.5)%   $    215      0.5%
                                                ========    =====    ========    =====     ========    =====

Revenue

         Revenue in 1997 was approximately $47.7 million, an increase of $1.5 million, or 3.2%, over 1996 revenue of approximately $46.2 million. The increase in 1997 can be attributed to the addition of two OEM accounts, which accounted for approximately $1.7 million of the increased revenue. Revenue from the Company's other channels declined approximately $200,000. The Company attributes this decline to delays in the introduction of new products in 1997 as a result of an emphasis on securing the OEM contracts. In an effort to reverse this trend, the Company began adding to its outside sales force in the fourth quarter of 1997 and began a series of programs late in the year designed to stimulate growth.

         Revenue in 1996 increased approximately $6.6 million, or 16.5%, over revenue of approximately $39.6 million in 1995. The increase in 1996 can be attributed to the annualized impact of the 1995 acquisitions of Enhanced and ARSI as well as new product introductions and the addition of new customers.

Cost of Goods Sold

         Gross margins decreased to approximately 32.9% of revenue in 1997 as compared with 33.2% in 1996. The decline can be attributed to the lower margins earned on the Company's OEM contracts as well as the impact of certain discounts included in the programs discussed above, which are designed to stimulate growth. The Company expects that margins will continue to be lower in the near term while these programs continue.

         The increase in gross margins in 1996 as compared to 1995 reflects the impact of the acquisition of Enhanced, which sells products at significantly higher margins than other products sold by the Company.

Engineering and Product Development

         Expenditures related to engineering and product development remained relatively stable at approximately $2.1 million, $2.2 million, and $1.9 million in 1997, 1996, and 1995, respectively.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses were approximately $11.7 million in 1997, an increase of approximately $100,000, or 1.0%, over SG&A expenses in 1996 of approximately $11.6 million. As a percentage of revenue, SG&A expenses declined to 24.6% in 1997 as compared with 25.1% in 1996. The recognition of the impairment loss related to Enhanced in the fourth quarter of 1996, as described below, resulted in the elimination of goodwill amortization of approximately $460,000 annually. After considering the impact of this, SG&A expenses increased approximately $480,000 in 1997, primarily as a result of additional personnel in sales and marketing functions.

         SG&A expenses increased approximately $3.1 million in 1996 as compared with 1995. As a percentage of revenue, SG&A expenses increased to 25.1% in 1996 as compared to 21.3% in 1995. This increase can be attributed primarily to the annualized impact of the acquisitions of Enhanced and ARSI (approximately $1.9 million of the increase) as well as increased sales and marketing expenses and increased costs associated with being a publicly traded company.

Asset Impairment and Restructuring Charges

         In the fourth quarter of 1997, the Company began implementing a restructuring plan designed to increase the Company's focus and competitive position in the industry. As part of this plan, the Company determined to implement certain personnel reductions as well as to cancel certain product lines. The Company has recorded a charge of $820,000 in the fourth quarter related to severance charges for the personnel reductions as well as the costs associated with the abandonment of the various products.

         In 1996, the Company recorded a $4.2 million write-down of the goodwill associated with the acquisition of Enhanced in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of. The Company determined that the write-down was appropriate after evaluating the impact of several events that occurred in the latter part of 1996, including communications from a customer that purchase levels to which the customer had previously committed would not be met. The write-down of the goodwill of Enhanced will result in a reduction of goodwill amortization of approximately $460,000 annually. In 1996, the Company also accrued approximately $600,000 in restructuring reserves related to the operations of Enhanced. These reserves included the costs of relocating new management to Atlanta, Georgia, costs related to the Company's lawsuit against the former owners of Enhanced, costs related to the settlement of an outstanding legal matter, and other expenses related to the management change.

Other Income (Expense), Net

         Other income (expense), net consists primarily of interest expense. Interest expense was approximately $663,000, $840,000, and $1.1 million, in 1997, 1996, and 1995, respectively. The $177,000 reduction in interest expense in 1997 is attributable to the lower interest rate obtained in connection with the renewal of the Company's operating line of credit with GE Capital. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The $260,000 reduction in interest expense in 1996 can be attributed to a reduction in borrowings as a result of improved asset management in 1996.

Income Taxes

         The effective rate of the Company's income tax provision was 31.6%, (8.0)%, and 47.7% in 1997, 1996, and 1995, respectively. The Company's effective tax rate in 1997 was favorably impacted by the utilization of a research and development tax credit. The Company's effective tax rate in 1996 was impacted by the asset impairment and restructuring charges taken in 1996, as described above. The write-down of the goodwill associated with the acquisition of Enhanced was not deductible, impacting the effective rate for 1996. In 1995, the non-deductibility of the goodwill amortization resulted in an increase in the effective rate.

Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $634,000 at December 31, 1997. The Company's cash accounts are swept regularly and applied against the Company's operating line of credit, as described below. The Company's borrowings against its available operating line of credit at December 31, 1997 were approximately $8.6 million, which represents a $3.2 million increase from its borrowings of $5.4 million at December 31, 1996. The increase is attributed to the increase in current assets of approximately $2.9 million over the same period. At December 31, 1997, the Company had approximately $2.0 million available to it under its operating line of credit.

         The Company has a $12.0 million revolving line of credit with GE Capital. In the second quarter of 1997, the Company extended the line of credit through April 2000. The terms of the extension lowered the interest rate to 2.5% over the 30-day commercial paper rate, which resulted in a borrowing rate of 8.35% at December 31, 1997. Available borrowings under the line of credit depend upon the accounts receivable and inventories of VCS and are secured by substantially all of the Company's assets. The line of credit contains certain financial covenants that are customary for similar credit facilities and also prohibits VCS from paying dividends to the Company without the consent of GE Capital. See Item 1, "Special Considerations - Lack of Dividends." At December 31, 1997, the Company was in compliance with all of the covenants. An increase in the Company's borrowings under the line of credit in 1998, along with the associated increase in the current assets, has caused the Company to violate a financial covenant from time to time subsequent to year end. The Company has secured a waiver of these violations and an amendment to the financial covenant through April 30, 1998. The amendment is intended to enable the Company to remain in compliance with the covenant. In addition, the Company is exploring increasing the line of credit from $12.0 million to $15.0 million.

         The Company has entered into several capital lease agreements with interest rates ranging from 9% to 13%. These agreements generally have terms of 24 months.

         The Company has no significant outstanding commitments other than its existing lease agreements and commitments under various supply and royalty agreements, as described in the Notes to the Consolidated Financial Statements.

         The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1998 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business Executive Officers."

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Stockholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Stockholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Stockholders.

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

(b)      Reports on Form 8-K.

         Not applicable.

(c) Exhibits

Exhibit
Number                                      Exhibit
------                                      -------

3.1        Amended Certificate of Incorporation of the Registrant(l)
3.2        Amended and Restated Bylaws of the Registrant(l)
4.1        Form of Certificate representing shares of Common Stock, par value $.001 per share(1)
4.2        Form of Underwriter's Warrant(l)
10.1       Credit Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General
           Electric Capital Corporation(l)
10.2       Security Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and
           General Electric Capital Corporation(l)
10.3       Stock Pledge and Security Agreement dated as of April 11, 1994 between the Registrant and General
           Electric Capital Corporation(l)
10.7       Patent Collateral Assignment Agreement dated as of April 11, 1994 between V Technology Acquisition
           Corp. and General Electric Capital Corporation(l)
10.8       Trademark Security Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and
           General Electric Capital Corporation(l)
10.9       Vodavi Technology, Inc. Second Amended and Restated 1994 Stock Option Plan
10.10      Stockholders' Agreement among the Registrant, V Technology Holdings Corp., GoldStar
           Telecommunication Co., Ltd., The Sherman Group, The Opportunity Fund, Steven A. Sherman, and
           Glenn R. Fitchet, dated March 28, 1994, and Amendment Agreement dated April 5, 1995(1)
10.11      Escrow Agreement dated as of March 28, 1994 between the Registrant, GoldStar Telecommunication Co.,
           Ltd., Steven Sherman, Glenn R. Fitchet and STKK Service Company, as Escrow Agent(l)
10.12      Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and
           Vodavi Communication Systems, a division of Executone Information Systems, Inc.(l)
10.13      Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and
           Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc.(l)
10.13A     Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications
           Systems, Inc. and L.G. Srithai Electronics Co., Ltd.(2)
10.14      License Agreement dated as of March 31, 1994 between Executone Information Systems, Inc. and V
           Technology Acquisition Corp.(l)

Exhibit
Number                                      Exhibit
------                                      -------

10.15      Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems,
           Inc. and V Technology Acquisition Corp.(l)
10.16      Supply Agreement dated December 1, 1994 between NovAtel Communications Ltd., and Vodavi
           Communications Systems, Inc.(l)
10.19      OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications
           Systems, Inc.(3)
10.20      Agreement dated June 14, 1995 between Wong's Electronics Co., Ltd. and Vodavi Communications
           Systems, Inc.(3)
10.21      Master Lease Agreement dated May 31, 1996, between Matrix Funding Corporation and Vodavi
           Communications Systems, Inc.(4)
10.22      Master Lease Agreement dated October 7, 1996, between Matrix Funding Corporation and Vodavi
           Communications Systems, Inc.(5)
10.23      Amended and Restated Credit Agreement dated as of April 11, 1994 between Vodavi Communications
           Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997(2)
10.24      First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi
           Technology, Inc. and General Electric Capital Corporation(2)
10.25      Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric
           Capital Corporation(2)
10.26      Security Agreement dated as of June 11, 1997 between Arizona Repair Services, Inc. and General Electric
           Capital Corporation(2)
10.27      Guaranty Agreement dated as of June 11, 1997, by and among Arizona Repair Services, Inc., Enhanced
           Systems, Inc., and General Electric Capital Corporation(2)
10.28      Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications
           Systems, Inc. and General Electric Capital Corporation(2)
10.29      Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and
           General Electric Capital Corporation(2)
10.30      Strategic Alliance Agreement dated May 22, 1997 between Vodavi Communications Systems, Inc. and
           Paradygm Communications, Inc.(2)
10.31      OEM Agreement dated August 15, 1997 between Vodavi Communications Systems, Inc. and Fujitsu
           Business Communication Systems, Inc.(6)
10.32      OEM  Purchase  Agreement  dated as of April 11, 1997,  between  Santa
           Barbara Connected Systems Corporation and Enhanced Systems, Inc.
10.33      Consulting Agreement dated as of December 5, 1997 between Vodavi Technology, Inc. and Steven A.
           Sherman
21         List of Subsidiaries(7)
23.1       Consent of Arthur Andersen LLP
27.1       Financial Data Schedule
27.2       Restated Financial Data Schedule

---------------------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 14, 1996.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed on November 14, 1997.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed on March 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VODAVI TECHNOLOGY, INC.

Date March 27, 1998          By:  /s/ Glenn R. Fitchet
                                ------------------------------------------------
                                Glenn R. Fitchet
                                President, Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                                Title                            Date
          ---------                                -----                            ----


   /s/  WILLIAM J. HINZ              Chairman of the Board                      March 27, 1998
-------------------------------
        William J. Hinz


   /s/  GLENN R. FITCHET             President, Chief Executive Officer,        March 27, 1998
-------------------------------      and Director
        Glenn R. Fitchet


   /s/  GREGORY K. ROEPER            Vice President - Finance,                  March 27, 1998
-------------------------------      Administration, and Operations;
        Gregory K. Roeper            Chief Financial Officer; Secretary;
                                     and Treasurer (Principal Financial
                                     and Accounting Officer)



                                     Director                                   _____ __, 1998
-------------------------------
        Nam K. Woo


   /s/  STEVEN A. SHERMAN            Director                                   March 27, 1998
-------------------------------
        Steven A. Sherman


   /s/  GILBERT H. ENGELS            Director                                   March 27, 1998
-------------------------------
        Gilbert H. Engels


   /s/  STEPHEN A MCCONNELL          Director                                   March 27, 1998
-------------------------------
        Stephen A McConnell

                             VODAVI TECHNOLOGY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                            Page

Report of Independent Public Accountants ---------------------------------- F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997 -------------- F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1995, 1996, and 1997 -------------------------------------- F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1996, and 1997 ---------------------- F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1996, and 1997 -------------------------------------- F-6

Notes to Consolidated Financial Statements -------------------------------- F-7

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Vodavi Technology, Inc.:


We have audited the accompanying consolidated balance sheets of VODAVI TECHNOLOGY, INC. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   February 13, 1998.

                             VODAVI TECHNOLOGY, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                ----------------------------
                                                                                    1996            1997
                                                                                ------------    ------------
                                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  1,151,713    $    634,255
   Accounts receivable, net of allowances of
     $234,000 in 1996 and $250,000 in 1997                                         7,789,832       9,681,545
   Inventories, net                                                                7,229,325       8,286,173
   Prepaid expenses and other                                                        420,455         905,451
                                                                                ------------    ------------

                  Total current assets                                            16,591,325      19,507,424

PROPERTY AND EQUIPMENT, net                                                        2,465,214       2,616,320

GOODWILL, net                                                                      2,546,465       2,394,990

OTHER LONG-TERM ASSETS, net                                                          814,620       1,145,308
                                                                                ------------    ------------

                                                                                $ 22,417,624    $ 25,664,042
                                                                                ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                            $    258,000    $    378,931
   Payable to related parties                                                      2,291,581       1,621,547
   Accounts payable                                                                2,172,042       2,698,362
   Accrued liabilities                                                             2,276,467       2,416,218
   Accrued income taxes                                                              293,840            --
                                                                                ------------    ------------

                  Total current liabilities                                        7,291,930       7,115,058
                                                                                ------------    ------------

LONG-TERM DEBT, net                                                                5,588,209       8,752,367
                                                                                ------------    ------------

OTHER LONG-TERM OBLIGATIONS                                                          137,060         181,247
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, no shares issued                                                       --              --
   Common stock, $.001 par value, 10,000,000 shares
     authorized; 4,342,238 shares issued and outstanding                               4,342           4,342
   Additional paid-in capital                                                     12,307,739      12,307,739
   Retained earnings (deficit)                                                    (2,911,656)     (2,696,711)
                                                                                ------------    ------------

                                                                                   9,400,425       9,615,370
                                                                                ------------    ------------

                                                                                $ 22,417,624    $ 25,664,042
                                                                                ============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended December 31,
                                           -------------------------------------------
                                               1995           1996            1997
                                           ------------   ------------    ------------
REVENUE, net                               $ 39,600,726   $ 46,154,174    $ 47,674,751

COSTS OF GOODS SOLD (including
  products acquired from related parties
  (LGE) of $15.6 million, $17.8 million,
  and $17.8 million, respectively)           27,196,571     30,842,422      32,007,992
                                           ------------   ------------    ------------

                  Gross margin               12,404,155     15,311,752      15,666,759

OPERATING EXPENSES:
   Engineering and product development        1,941,503      2,161,306       2,100,682
   Selling, general and administrative        8,457,641     11,587,971      11,726,902
   Asset impairment and restructuring
     charges (Note 2)                              --        4,804,717         819,389
                                           ------------   ------------    ------------

OPERATING INCOME (LOSS)                       2,005,011     (3,242,242)      1,019,786

INTEREST EXPENSE                              1,129,604        840,830         662,828
                                           ------------   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES               875,407     (4,083,072)        356,958

PROVISION FOR INCOME TAXES                      417,599        326,691         142,013
                                           ------------   ------------    ------------

NET INCOME (LOSS)                          $    457,808   $ (4,409,763)   $    214,945
                                           ============   ============    ============

BASIC EARNINGS (LOSS) PER SHARE            $       0.17   $      (1.02)   $        .05
                                           ============   ============    ============

DILUTED EARNINGS (LOSS) PER SHARE          $       0.17   $      (1.02)   $        .05
                                           ============   ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC                        2,690,267      4,342,238       4,342,238
                                           ============   ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED                      2,769,434      4,342,238       4,342,238
                                           ============   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Common Stock
                               ---------------------------    Additional      Retained
                                                  Par          Paid-in        Earnings
                                  Shares         Value         Capital        (Deficit)          Total
                               ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 1994        1,999,993   $      2,000   $  3,015,000    $  1,040,299    $  4,057,299
     Warrant conversion             187,500            187           (187)           --              --
     Initial public offering      1,488,083          1,488      7,293,593            --         7,295,081
     Issuance of shares to
       acquire Enhanced             666,662            667      1,999,333            --         2,000,000
     Net income                        --             --             --           457,808         457,808
                               ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 1995        4,342,238          4,342     12,307,739       1,498,107      13,810,188
     Net loss                          --             --             --        (4,409,763)     (4,409,763)
                               ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 1996        4,342,238          4,342     12,307,739      (2,911,656)      9,400,425
     Net income                        --             --             --           214,945         214,945
                               ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 1997        4,342,238   $      4,342   $ 12,307,739    $ (2,696,711)   $  9,615,370
                               ============   ============   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                              --------------------------------------------
                                                                                  1995            1996             1997
                                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $    457,808    $ (4,409,763)   $    214,945
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                               561,048         903,735         750,400
       Asset impairment                                                               --         4,174,717         407,776
       Rent levelization                                                            68,813          68,246          44,187
       Loss on retirement of fixed assets                                             --            63,081            --
   Changes in working capital, net of assets and liabilities
     acquired in business combinations:
       Accounts receivable                                                         326,370      (1,310,669)     (1,943,753)
       Inventories                                                              (2,305,470)      1,302,059      (1,137,315)
       Prepaid expenses and other                                                 (377,344)        380,878        (351,853)
       Other long-term assets                                                     (156,742)         36,615        (450,926)
       Accounts payable and payables to related parties                            648,547         838,935        (143,714)
       Accrued liabilities                                                        (183,170)        619,003         227,831
       Accrued income taxes                                                       (109,023)        (77,223)       (426,983)
                                                                              ------------    ------------    ------------
                  Net cash flows (used in) provided by operating activities     (1,069,163)      2,589,614      (2,809,405)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid to acquire assets through business combinations                    (2,351,524)           --              --
   Accrued acquisition costs paid                                                 (309,932)       (217,894)        (36,040)
   Cash paid to acquire fixed assets                                            (1,185,328)       (556,664)       (577,030)
                                                                              ------------    ------------    ------------
                  Net cash flows used in investing activities                   (3,846,784)       (774,558)       (613,070)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                                        8,928,598            --              --
   Equity offering costs paid                                                   (1,633,517)           --              --
   Repayment of notes payable                                                   (1,200,000)           --              --
   Financing costs paid                                                               --              --           (77,301)
   Payments on capital leases                                                         --          (109,760)       (259,282)
   Borrowings on revolving credit facility                                      41,127,236      41,369,367      48,488,925
   Payments on revolving credit facility                                       (41,816,582)    (43,867,070)    (45,247,325)
                                                                              ------------    ------------    ------------
                  Net cash flows provided by (used in) financing activities      5,405,735      (2,607,463)      2,905,017
                                                                              ------------    ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                489,788        (792,407)       (517,458)

CASH AND CASH EQUIVALENTS, beginning of period                                   1,454,332       1,944,120       1,151,713
                                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                      $  1,944,120    $  1,151,713    $    634,255
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

         Principles of Consolidation

The consolidated financial statements include the accounts of VTI and its wholly owned subsidiaries Vodavi Communication Systems, Inc. (VCS), Arizona Repair Services, Inc. (ARSI), and Enhanced Systems, Inc. (Enhanced) (together referred to as the Company). All material intercompany transactions have been eliminated in consolidation.

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

         Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Property and equipment and the related useful lives consist of the following as of December 31, 1996 and 1997, respectively:

                                              Useful Life
                   Type of Asset                in Years       1996             1997
         -----------------------------------  -----------   ---------        ---------

         Office and computer equipment               5     $  671,869       $1,030,354
         Furniture and fixtures                     10        219,063          255,089
         Tooling and manufacturing equipment       5-8      1,060,387        1,506,761
         Assets under capital lease               5-12        574,982          741,226
         Property and equipment in progress         -         502,976          128,702
                                                            ---------        ---------
                                                            3,029,277        3,662,132
         Less:  Accumulated depreciation                     (564,063)      (1,045,812)
                                                            ---------        ---------

                                                           $2,465,214       $2,616,320
                                                            =========        =========

Property and equipment in progress relates to assets under development that have not yet been placed in service.

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

         Revenue Recognition

Revenue, net of an allowance for product returns, is generally recognized upon shipment to the customer. When the Company has an installation or other significant obligation, revenue is recognized upon installation or substantial completion of the Company's obligation. Revenue from extended maintenance contracts is recognized over the lives of the respective contracts.

         Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which supersedes Accounting Principles Board (APB) Opinion No. 15, the previous authoritative guidance. SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated. Basic EPS for the years ended December 31, 1995, 1996 and 1997 were determined by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding excludes all common stock equivalents. Diluted EPS for the years ended December 31, 1995, 1996 and 1997 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares for the year ended December 31, 1995, assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method. No common equivalent shares were included in weighted average common and common equivalent shares for the years ended December 31, 1996 and 1997.

         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company at December 31, 1997, using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, payable to related party, accrued liabilities, and the revolving credit facility approximate fair values due to the short-term maturities of these instruments.

         New Statements of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement is effective for fiscal years beginning after December 15, 1997. For comparative purposes, reclassification of financial statements for earlier periods is required. The adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an
Enterprise and Related Information (SFAS No. 131), which supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

(2)   ASSET IMPAIRMENTS AND RESTRUCTURING CHARGE:

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

During 1996, certain events occurred that required the Company to re-evaluate the realizability of goodwill recorded in connection with the acquisition of Enhanced. As a result of the impact of these events on the projected cash flows of Enhanced, the Company concluded that the goodwill was impaired and recorded a $4.2 million impairment loss.

During 1997, the Company recorded a restructuring charge that included a reserve for severance payments and the write off of various assets following a review of product strategies, which resulted in the discontinuance of certain product lines.

(3)   BUSINESS COMBINATIONS:

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

                 Current assets                  $ 80,000
                 Fixed assets                      90,000
                 Goodwill                         270,000
                                                 --------

                                                 $440,000
                                                 ========

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

The acquisition of Enhanced was accounted for under the purchase method. The purchase price of Enhanced was allocated as follows:

           Net current assets                        $  500,000
           Long-term assets                             250,000
           Goodwill                                   4,500,000
                                                     ----------

                                                     $5,250,000
                                                     ==========

The following table presents the unaudited pro-forma results of operations for the year ended December 31, 1995, assuming the transactions described above had taken place as of January 1, 1994:

           Revenue                                  $41,938,000
           Net income                                   272,000
           Net income per share - diluted                   .08

(4)   LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 1996 and 1997:

                                                  1996           1997
                                               ----------     ----------

         Revolving credit facility             $5,386,623     $8,628,227
         Capital lease obligations                459,586        503,071
                                               ----------     ----------
                                                5,846,209      9,131,298
         Less: Current portion                    258,000        378,931
                                               ----------     ----------

                                               $5,588,209     $8,752,367
                                               ==========     ==========

The Company maintains a $12.0 million revolving credit facility with a financial institution. Borrowings under the facility, which are based on inventory and accounts receivable, carry interest payable monthly at a variable rate based on commercial paper plus 4-1/2% in 1996 and 2-1/2% in 1997 (10.45% and 8.03% at
December 31, 1996 and 1997, respectively). The credit facility expires in April 2000 and is secured by substantially all of the Company's assets.

The credit agreement contains certain financial covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of the financial institution. At December 31, 1997, the Company was in compliance with all of the covenants. Subsequent to year end, the Company was in violation of one financial covenant; however, a waiver was obtained from the financial institution.

The Company has entered into several capital lease agreements with interest rates ranging from 9% to 13%. These agreements generally have terms of 24 months.

(5)   COMMITMENTS AND CONTINGENCIES:

         Legal Matters

The Company is currently involved in a lawsuit with the former owners of Enhanced, who were dismissed from their positions as executive management of Enhanced in the third quarter of 1996. In September 1996, the Company sued the former owners alleging securities fraud, fraudulent activities, breach of employment agreements, breach of fiduciary duties, and other charges. The former owners countersued the Company claiming the Company breached their employment agreements and owes them approximately $500,000. The Company intends to vigorously pursue its action and defend against the countersuit. In connection with the fourth quarter of 1996 charges for the asset impairment and other restructuring charges, the Company reserved approximately $250,000 to pursue this matter.

         Operating Leases

The Company has entered into long-term lease agreements for all of its office and warehouse facilities. Minimum payments under the Company's lease agreements are as follows:

                                                       Total
                                                    -----------

         1998                                       $ 1,090,731
         1999                                         1,120,707
         2000                                         1,160,679
         2001                                         1,201,335
         2002                                           311,745
         Thereafter                                     174,720

Rent expense is recognized on a straight-line basis and was approximately $825,000, $1,115,000, and $1,107,000 for the years ended December 31, 1995,
1996, and 1997, respectively. The difference between rent expensed and paid is included in other long-term obligations.

         Royalties

VCS acquires certain proprietary components from a third party under the terms of a license agreement. Under the terms of the agreement, VCS will pay a 5.3% royalty over the manufactured cost of all products utilizing the proprietary components. Total royalties related to this agreement were $492,000, $502,000 and $449,000 in 1995, 1996, and 1997, respectively.

         Supply Agreements

VCS has entered into various supply agreements with its vendors to purchase products through 1999. Minimum required purchases in 1998 and 1999 total approximately $9.75 million and $5.5 million, respectively.

         401(k) Profit Sharing Plan

In April 1994, the Company adopted a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of approximately $40,000, $67,500, and $75,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

(6)   STOCKHOLDERS' EQUITY:

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

         Vodavi Technology, Inc. 1994 Stock Option Plan

The Vodavi Technology, Inc. 1994 Stock Option Plan (the Plan), as amended, provides for the granting of options to purchase up to 850,000 shares of VTI's Common Stock. Under the Plan, options may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. If any option terminates or expires without having been exercised in full, stock not issued under such option will again be available for the purposes of the Plan.

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

The following summarizes activity under the plan for the years ended:

                                   December 31, 1995          December 31, 1996        December 31, 1997
                                -----------------------     ---------------------    ----------------------
                                               Weighted                  Weighted                  Weighted
                                               Average                   Average                   Average
                                  Number       Exercise       Number     Exercise      Number      Exercise
                                of Shares       Price       of Shares     Price      of Shares      Price
                                ---------      -------      ---------    -------     ---------     --------
Options outstanding at
   beginning of period:           240,000      $  4.00        237,500    $  4.00       498,500     $   5.08
     Granted                           -                      295,000       6.07       380,600         4.45
     Canceled                      (2,500)        4.00        (34,000)      6.00       (62,200)        5.13
     Exercised                         -                           -                        -            -
                                ---------      -------      ---------    -------     ---------     --------

Options outstanding
   at end of period               237,500      $  4.00        498,500    $  5.08       816,900     $   4.80
                                =========      =======      =========    =======     =========     ========

Options available
   for grant                       75,000                     351,500                   33,200
                                =========                   =========                =========

Exercisable at end
   of period                       59,375      $  4.00        118,750    $  4.00       178,125     $   4.00
                                =========      =======      =========    =======     =========     ========

Weighted average fair
   value of options granted           N/A                     $  2.69                  $  2.93
                                =========                   =========                =========

The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Accordingly, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) had been applied. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1997, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     Year Ended
                                                    December 31,
                                                --------------------
                                                 1996          1997
                                                ------        ------
         Risk free interest rate                 5.47%         6.16%
         Expected dividend yield                    -             -
         Expected lives in years                   5             5
         Expected volatility                    47.86%        62.47%

If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting, the Company's net loss and earnings per share would have been reported as follows:

                                                    Year Ended
                                                   December 31,
                                              ---------------------
                                                 1996        1997
                                              ----------  ---------
                                              (in thousands, except
                                                per share amounts)
         Net loss:
           Pro forma                           $(4,607)     $(150)
         Earnings per share:
           Pro forma - Basic                   $ (1.06)     $(.03)
           Pro forma - Diluted                   (1.06)      (.03)

(7)   MAJOR CUSTOMERS:

The Company's sales efforts have been concentrated on major supply houses as well as a dealer network. During 1995, 1996, and 1997, sales to the Company's largest customer accounted for 45%, 44%, and 40% of total revenues, respectively.

Accounts receivable from this supply house comprise 44% and 36% of total accounts receivable at December 31, 1996 and 1997, respectively. Generally, the Company does not require collateral from its customers. The Company believes its credit evaluation procedures substantially reduce its credit risk.

(8)   INCOME TAXES:

The Company files a consolidated federal income tax return. The income tax provision is comprised of the following:

                                        1995           1996          1997
                                     ----------     ----------    ----------

           Current                   $  531,488     $  311,490    $  202,753
           Deferred                    (113,889)        15,201       (60,740)
                                     ----------     ----------    ----------

                                     $  417,599     $  326,691    $  142,013
                                     ==========     ==========    ==========

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of the net deferred income tax asset at December 31, 1996 and 1997, were as follows:

                                                    1996           1997
                                                 ---------      ---------
         Deferred tax assets:
           Inventory and receivable reserves     $ 180,139      $ 238,902
           UNICAP adjustment                       120,096        109,629
           Other accruals                          344,791        463,722
                                                 ---------      ---------

                                                   645,026        812,253
                                                 ---------      ---------
         Deferred tax liabilities:
           Depreciation differences                (38,901)      (179,433)
           Amortization differences                (86,882)       (53,027)
                                                 ---------      ---------

                                                  (125,783)      (232,460)
                                                 ---------      ---------

         Net long-term deferred tax asset        $ 519,243      $ 579,793
                                                 =========      =========

The net long-term deferred tax asset is included in other long-term assets in the accompanying consolidated balance sheet.

Reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                           1995       1996       1997
                                           ----       ----       ----

         Federal statutory tax rate        34.0%      34.0%      34.0%
         State taxes, net                   4.7        4.6        4.6
         Non-deductible expenses and
           other permanent differences      9.0      (46.6)      (7.0)
                                           ----       ----       ----

                                           47.7%      (8.0)%     31.6%
                                           ====       ====       ====

The Company's effective income tax rate for 1995 and 1996 was impacted by the acquisition of Enhanced and the subsequent asset impairment and restructuring charges recognized in 1996, as the goodwill generated by the acquisition is non-deductible. The Company's effective income tax rate for 1997 was impacted by the filing of a research and development tax credit for current and prior years which will generate a refund in 1998.

(9)   RELATED PARTIES TRANSACTIONS:

LG Electronics Inc. (LGE), the Company's principal supplier, owns approximately 19.0% of the Company's outstanding Common Stock at December 31, 1997. During 1995, 1996, and 1997, the Company purchased approximately $17.4 million, $17.9 million, and $18.8 million of key telephone systems and commercial grade telephones from LGE.

(10)  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 1995, 1996, and 1997, is as follows:

                                           1995         1996       1997
                                       -----------   ---------  ---------

         Interest paid                 $ 1,130,000   $ 840,000  $ 663,000
         Income taxes paid             $   435,000   $  22,000  $ 630,000

The following information relates to business combinations made by the Company.

                                                 1995             1996            1997
                                             -----------      -----------     -----------

         Fair value of assets acquired       $ 5,690,000      $       --      $       --
         Value of stock issued                (2,000,000)             --              --
         Cash paid, net of cash acquired      (2,351,524)             --              --
                                             -----------      -----------     -----------

         Liabilities assumed or incurred     $ 1,338,476      $       --      $       --
                                             ===========      ===========     ===========

During the years ended December 31, 1996 and 1997, the Company acquired approximately $575,000 and $303,000 of property and equipment using capital leases.
                                      F-17