Form 10-K405/A
period 1997-12-31
VODAVI TECHNOLOGY INC
filed 1998-04-30
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997       Commission File Number 0-26912
                          -----------------                              -------

                             VODAVI TECHNOLOGY, INC
             ------------------------------------------------------
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

Documents incorporated by reference:  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The following table sets forth certain information regarding the directors and executive officers of the Company:

         Name                                  Age                  Position
         ----                                  ---                  --------

William J. Hinz........................         52         Chairman of the Board
Glenn R. Fitchet.......................         50         President, Chief Executive Officer, and Director
Gregory K. Roeper......................         37         Executive Vice President - Finance, Administration, and
                                                             Operations; Chief Financial Officer; Secretary; and Treasurer
Mark D. Fife...........................         30         Executive Vice President - Sales, Marketing, and Support
Gilbert H. Engels......................         69         Director
Stephen A McConnell....................         45         Director
Steven A. Sherman......................         52         Director
Nam K. Woo.............................         48         Director

         William J. Hinz has served as Chairman of the Board of the Company since October 1997 and as a director of the Company since April 1997. Mr. Hinz has served as President and Chief Executive Officer of Stolper-Fabralloy Company ("Stolper-Fabralloy"), a precision aerospace engine component manufacturer, since October 1997 and as a director of Stolper-Fabralloy since March 1996. Mr. Hinz served as Executive Vice President - Operations of Stolper-Fabralloy from March 1996 to October 1997. Mr. Hinz was Vice President of Global Repair and Overhaul Operations for AlliedSignal Aerospace Company from June 1994 until March 1996. During this period, Mr. Hinz also was responsible for aerospace aftermarket merger and acquisition activity. Mr. Hinz served as President of European Operations for AlliedSignal Aerospace Company from December 1991 until June 1994 and served in various other executive management positions with Allied Signal Aerospace Company from 1968 to 1991.

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

         Gregory K. Roeper has served as the Company's  Executive Vice President
- Finance, Administration, and Operations, since December 1997; as Secretary of the Company since October 1997; and as Chief Financial Officer and Treasurer of the Company since November 1994. Mr. Roeper served as the Company's Vice President - Finance from November 1994 until December 1997. From 1982 to 1994, Mr. Roeper was employed by Arthur Andersen LLP, most recently as a Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

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

         Gilbert H. Engels has served as a director of the Company since January 1996. Mr. Engels currently is involved in commercial real estate development activities. From 1991 to 1993, Mr. Engels served as President of the Government and Institutional Systems Division of WilTel Communications Systems, Inc. Mr. Engels served as a Senior Vice President of TIE Communications, Inc., from 1971 to 1992, and served as President and Chief Executive Officer of TIE International, a division of TIE Communications, Inc., from 1971 to 1991 and as President and Chief Executive Officer of TIE Canada from 1990 to 1992. Mr. Engels was involved in sales and marketing activities in the telecommunications industry from 1957 to 1993.

         Stephen A McConnell has served as a director of the Company since January 1996. Mr. McConnell currently serves as the principal of Solano Ventures, an investment fund devoted to small- to mid-sized companies. Mr. McConnell served as Chairman of the Board of Mallco Lumber & Building Materials from 1991 to 1997. Mr. McConnell also served as President of Belt Perry Associates, Inc. from 1991 to 1995 and as President and Chief Executive Officer of N-W Group, Inc., a publicly held company, from 1985 to 1991. Mr. McConnell currently serves as a director of Express America Holdings Corp., Capital Title Group, Inc., and Unitech Industries, Inc., all of which are publicly held companies. In addition, Mr. McConnell currently serves as a director of several privately held companies.

         Steven A. Sherman has served as a director of the Company since March 1994. Mr. Sherman served as the Company's Chairman of the Board from March 1994 to October 1997. Mr. Sherman was a founder and served as the Chairman of the Board of Vodavi Technology Corporation, a predecessor of the Company, from 1983 until July 1988 and served as a director of Executone Information Systems, Inc. ("Executone") from July 1988 until January 1990. Mr. Sherman has served as Chairman of the Board and Chief Executive Officer of Novatel Wireless, Inc. since August 1996. Mr. Sherman also has served as a director of Main Street and Main Incorporated ("Main Street"), the world's largest franchisee of TGI Friday's restaurants, since June 1990 and served as Chairman of the Board of Main Street from June 1990 to August 1996 and as the Chief Executive Officer of Main Street from June 1990 until January 1996. Mr. Sherman is a principal of Sherman Restaurants, Inc., which he founded during 1997, and Sherman Capital Group, L.L.C., a merchant banking organization which he founded in 1988.

         Nam K. Woo has served as a director of the Company since March 1998. Mr. Woo also served as a director of the Company from February 1995 to April 1997. Mr. Woo currently is President of North American Operations for LG Electronics U.S.A., Inc., an affiliate of LG Electronics Inc. ("LGE"). Mr. Woo also currently serves as a director of LG Electronics U.S.A., Inc., LG Electronics Canada, Inc., and LG Electronics Alabama, Inc. Mr. Woo also served as a director of LGE until March 1998. Mr. Woo joined LGE in July 1974 and has served in a number of capacities with LGE, including president of European Operations from January 1991 to December 1994. LGE designated Mr. Woo to serve as a director of the Company and its subsidiary, Vodavi Communications Systems, Inc., pursuant to its rights under a stockholders' agreement among the Company and various stockholders. See Item 12, "Security Ownership of Certain Beneficial Owners and Management - Stockholders' Agreement."

Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, officers, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1997, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

         The following table sets forth certain information with respect to the compensation received by the Company's Chief Executive Officer for the fiscal year ended December 31, 1997, and for the Company's other executive officers who received cash compensation in excess of $100,000 during fiscal 1997 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                            Compensation
                                                                            ------------
                                                                               Awards
                                                                               ------
                                               Annual Compensation           Securities
                                               -------------------           Underlying         All Other
  Name and Principal Position             Year      Salary($)   Bonus ($)   Options(#)(1)   Compensation($)(2)
  ---------------------------             ----      ---------   ---------   -------------   ------------------
Glenn R. Fitchet, President and           1997      $163,934        --         100,000            $5,750
  Chief Executive Officer                 1996       157,476        --            --               5,000
                                          1995       176,000        --            --               6,563

Steven A. Sherman,                        1997      $114,224        --          75,000              $750
  Chairman of the Board(3)                1996       135,000        --            --                --
                                          1995       150,000        --            --                --

Kent R. Burgess, Senior Vice              1997      $101,458        --            --             $48,250
  President - Operations and              1996       121,492        --          15,000              --
  Secretary; President of                 1995       135,000        --            --                --
  Enhanced Systems, Inc.(4)

Gregory K. Roeper, Vice                   1997      $121,224        --          50,000            $1,750
  President - Finance, Administration,    1996       121,492     $35,000        25,000               988
  and Operations; Chief Financial         1995       135,000        --            --                 880
  Officer; Secretary; and Treasurer

Larry L. Steinmetz, Executive             1997      $124,449     $20,600        50,000              $750
  Vice President - Sales and              1996        80,995      56,434          --                --
  Marketing (5)                           1995        82,510      51,146          --                --

-----------------
(1) The exercise price of all stock options granted were equal to the fair market value of the Company's Common Stock on the date of grant.
(2) Amounts for 1997 represent (i) 401(k) plan matching contributions in the amount of $750 for each of the Named Officers accrued by the Company in 1997 and paid during 1998; (ii) payments related to life insurance policies of $5,000 and $1,000 paid by the Company on behalf of Messrs. Fitchet and Roeper, respectively; and (iii) relocation expenses in the amount of $47,500 paid by the Company to Mr. Burgess.
(3) Mr. Sherman served as the Company's Chairman of the Board from April 1994 to October 1997.
(4) Mr. Burgess served as an executive officer of the Company from April 1994 to September 1997.
(5) Mr. Steinmetz served as an executive officer of the Company from April 1994 to February 1998.

Options Grants

         The following table sets forth certain information with respect to stock options granted to the Named Officers during the fiscal year ended December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     Potential
                                                        Individual Grants                           Realizable
                                     --------------------------------------------------------    Value at Assumed
                                                     Percentage                                    Annual Rates
                                       Number of      of Total                                    of Stock Price
                                      Securities       Options                                   Appreciation for
                                      Underlying     Granted to       Exercise                    Option Term(2)
                                        Options     Employees in        Price     Expiration   -------------------
         Name                         Granted (#)    Fiscal Year      ($/Sh)(1)      Date        5%          10%
         ----                        ------------    -----------      ---------      ----        --          ---

Glenn R. Fitchet....................   100,000          27.7%           $4.00       2/27/2007  $251,558   $637,497
Steven A. Sherman(3)................    75,000          20.8%           $5.50       12/5/2007  $259,419   $657,419
Kent R. Burgess(4)..................      --             --              --           --          --         --
Gregory K. Roeper...................    50,000          13.9%           $4.25       6/23/2007  $133,640   $338,670
Larry L. Steinmetz(5)...............    50,000          13.9%           $4.00       2/27/2007  $125,779   $318,748

---------------------
(1) The options were granted at the fair value of the shares on the date of grant. Except as otherwise indicated, the options vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant, and have a ten-year term.
(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Company's Common Stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of the Company's Common Stock.
(3) Such options will vest on May 30, 1998 and will become exercisable on October 20, 1998.
(4) Mr. Burgess served as an executive officer of the Company from April 1994 to September 1997.
(5) Mr. Steinmetz served as an executive officer of the Company from April 1994 to February 1998. Such options were cancelled in connection with Mr. Steinmetz' departure from the Company.

Recent Grants of Stock Options

         On February 2, 1998, the Company granted options to acquire 100,000 shares of Common Stock at an exercise price of $4.00 per share to Mark D. Fife, the Company's Executive Vice President - Sales, Marketing, and Support.

Option Holdings

         The following table provides information on the value of each Named Officer's unexercised options as of December 31, 1997.

                             YEAR-END OPTION VALUES

                                                  Number of Securities
                                                       Underlying                   Value of Unexercised In-the-
                                              Unexercised Options at Fiscal            Money Options at Fiscal
                 Name                                 Year-End (#)                         Year-End ($)(1)
                 ----                       ---------------------------------     ---------------------------------
                                              Exercisable     Unexercisable         Exercisable     Unexercisable
                                              -----------     -------------         -----------     -------------
Glenn R. Fitchet.......................            0            100,000                  $0            $50,000
Steven A. Sherman......................            0             75,000                  $0              $0
Kent R. Burgess(2).....................            0                0                    --              --
Gregory K. Roeper......................          25,000          75,000                $9,375          $15,625
Larry L. Steinmetz(3)..................          33,750          61,250               $16,875          $30,625

------------------
(1) Calculated based on the Nasdaq National Market closing price of the Company's Common Stock of $4.50 per share on December 31, 1997, less the exercise price of such options. The exercise prices of certain options held by the Named Officers are greater than $4.50 per share.
(2) Mr. Burgess served as an executive officer of the Company from April 1994 to September 1997. All options previously granted to Mr. Burgess expired in accordance with their terms prior to December 31, 1997.
(3) Mr. Steinmetz served as an executive officer of the Company from April 1994 to February 1998. Such options were cancelled upon the termination of Mr. Steinmetz' employment with the Company.

Employment and Consulting Agreements

         On December 5, 1997, the Company entered into a consulting agreement (the "Consulting Agreement") with Steven A. Sherman, a director of the Company, pursuant to which Mr. Sherman will render such advice and recommendations to the Company as may be requested by the Chairman of the Board of Directors. The Company will pay Mr. Sherman a consulting fee of $10,000 per month during the term of the Consulting Agreement, which expires on May 30, 1998. In addition, pursuant to the Consulting Agreement, the Company granted to Mr. Sherman options to acquire 75,000 shares of Common Stock at an exercise price of $5.50 per share. See Item 11, "Executive Compensation - Option Grants."

         The Company has no written employment or consulting contracts with any of its other officers, directors, or employees. The Company, however, maintains agreements with each of its officers and employees that prohibit such persons from disclosing confidential information obtained while employed with the Company. The Company offers its employees medical, life, and disability insurance benefits. The executive officers and other key personnel of the Company (including directors who also are employees of the Company) are eligible to receive stock options under the Company's Stock Option Plan. See Item 11, "Executive Compensation - Stock Option Plan."

401(k) Profit Sharing Plan

         In April 1994,  the Company  adopted a profit  sharing plan pursuant to
Section 401(k) (the "401(k) Plan") of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, the 401(k) Plan provides that the Company may make matching and discretionary contributions in such amounts as may be determined by the Board of Directors. During fiscal 1997, the Company expensed matching contributions pursuant to the 401(k) Plan to all executive officers as a group in the amount of $3,750.

Stock Option Plan

         The Vodavi Technology, Inc. Stock Option Plan was adopted by the Company's Board of Directors in December 1994 and was approved by the stockholders of the Company in July 1995. The Board of Directors amended and restated the Stock Option Plan in February 1996, and the stockholders approved the amended and restated plan (the "Plan") on May 24, 1996. The Plan provides for (i) the granting of incentive stock options or nonqualified options to acquire Common Stock of the Company ("Options"); (ii) the granting of stock appreciation rights ("SARs"); (iii) the direct granting of the Company's Common Stock ("Stock Awards"); and (iv) the granting of other cash awards ("Cash Awards") (SARS, Stock Awards, and Cash Awards are collectively referred to herein as "Awards") to key employees of the Company or its subsidiaries and to consultants or independent contractors who provide valuable services to the Company or its subsidiaries ("Eligible Persons") under a Discretionary Program. The Plan also provides for automatic grants of stock options to non-employee directors of the Company under an Automatic Program. The Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. The Company believes that the Plan is important in attracting and retaining executives and other key employees and constitutes a significant part of the compensation program for Eligible Persons and non-employee directors, providing them with an opportunity to acquire a proprietary interest in the Company and giving them an additional incentive to use their best efforts for the long-term success of the Company. The Plan will remain in force until December 29, 2004.

         A maximum of 850,000 shares of Common Stock of the Company may be issued under the Plan. If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the Plan. There were outstanding Options to acquire 772,800 shares of the Company's Common Stock under the Plan as of April 30, 1998.

         Options that are incentive stock options may only be granted to key personnel of the Company (or its subsidiaries) who are also employees of the Company (or its subsidiaries). To the extent that granted Options are incentive stock options, the terms and conditions of those Options, including exercise price and expiration date, must be consistent with the qualification requirements set forth in the Internal Revenue Code. The maximum number of shares with respect to which Options or Awards may be granted to any one employee (including officers) during the term of the Plan may not exceed 50% of the shares of Common Stock authorized for issuance under the Plan.

         Under the Automatic Program, each non-employee director serving on the Board of Directors on the date the amendments to and restatement of the Plan were approved by the Company's stockholders received an automatic grant of Options ("Automatic Options") to acquire 5,000 shares of Common Stock on that date (an "Initial Grant"). Each subsequent newly elected non-employee member of the Board of Directors will receive an Initial Grant of Automatic Options to acquire 5,000 shares of Common Stock on the date of his or her first appointment or election to the Board of Directors. In addition, Automatic Options to acquire 5,000 shares of Common Stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders (an "Annual Grant"). A non-employee member of the Board of Directors will not be eligible to receive the Annual Grant if that option grant date is within 90 days of such non-employee member receiving his or her Initial Grant.

         To exercise an Option, the option holder will be required to deliver to the Company full payment of the exercise price for the shares as to which the Option is being exercised. Generally, Options may be exercised by delivery of cash, bank cashier's check, or shares of Common Stock of the Company.

Director Compensation and Other Information

         Employees of the Company do not receive compensation for serving as members of the Company's Board of Directors. Each independent director receives an annual retainer fee of $10,000, plus a $500 fee for each meeting attended in person and reimbursement for expenses incurred in attending meetings of the Board. In 1997, the Board of Directors formed an Executive Committee to evaluate various business opportunities and to advise the Board of Directors with respect to strategic planning, product development, and management issues. Mr. Hinz serves as the Chairman of the Executive Committee and Messrs. Engels and McConnell serve as the other members of the Executive Committee. During 1997, Messrs. Hinz, Engels, and McConnell received a fee of $1,000, $500, and $500, respectively, for each meeting of the Executive Committee that they attended. Non-employees who serve as directors of the Company also receive automatic grants of stock options under the Company's Amended and Restated 1994 Stock Option Plan. See Item 11, "Executive Compensation - Stock Option Plan."

Compensation Committee Interlocks and Insider Participation

         Performance evaluation and compensation decisions relating to 1997 were made by the Compensation Committee of the Board of Directors, which consisted of Messrs. Engels, McConnell, Nam K. Woo (from January 1997 to April 1997), and Ki-Song Cho (from April 1997 to March 1998). In connection with the acquisition of the Company's business operations in April 1994, the Company, Vodavi Communications Systems, Inc. ("VCS"), LGE, Steven A. Sherman, Glenn R. Fitchet, and certain other stockholders of the Company entered into a stockholders' agreement (the "Stockholders' Agreement"). See Item 12, "Security Ownership of Certain Beneficial Owners and Management - Stockholders' Agreement." Each of
Messrs. Woo and Cho served as LGE's designee as a director of the Company pursuant to LGE's rights under the Stockholders' Agreement. Under the terms of its agreements with LGE and LGST, the Company purchased a total of approximately $18.8 million of key telephone systems and commercial grade telephones from LGE and LGST during 1997.

Limitation of Director's Liability and Indemnification

         The Company's Amended Certificate of Incorporation (the "Amended Certificate") provides that no director of the Company will be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption or limitation of liability is not permitted under the Delaware General Corporation law (the "Delaware GCL"). Under the Delaware GCL, a director may be held liable (i) for any breach of the director's duty of loyalty to the Company or its stockholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock purchases, or (iv) for any transaction from which the director derived an improper personal benefit. The effect of this provision in the Amended Certificate is to eliminate the rights of the Company and its stockholders (through stockholders' derivative suits on behalf of the Company) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through
(iv) above. In addition, the Amended Certificate provides that any repeal or modification of this provision by the Company's stockholders will not adversely affect any right or protection of a director of the Company existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification. These provisions do not limit or eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or recision in the event of a breach of a directors' duty of care.

         The Company's Amended Certificate requires the Company to indemnify its directors, officers, and certain other representatives of the Company against expenses and certain other liabilities arising out of their conduct on behalf of the Company to the maximum extent permitted by the Delaware GCL. Indemnification is not available with respect to proceedings or claims initiated or brought voluntarily by an officer, director, or other representative of the Company against the Company unless such proceeding or claim is approved by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of April 30, 1998 by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers of the Company as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                                  Shares Beneficially Owned
                                                                  -------------------------
Name of Beneficial Owner(1)                                      Number(2)(3)     Percent(3)
---------------------------                                      ------------     ----------

Directors and Executive Officers:
William J. Hinz..........................................           5,000(4)          *
Glenn R. Fitchet.........................................         275,000(5)         6.3%
Gregory K. Roeper........................................          64,000(6)         1.5%
Mark D. Fife (7).........................................               0             *
Gilbert H. Engels........................................          35,000(8)          *
Stephen A McConnell......................................          18,700(9)          *
Steven A. Sherman........................................         485,580(10)       11.2%
Nam K. Woo...............................................           5,000(11)         *
All directors and officers as a
  group (eight persons)..................................         888,280           20.0%

Non-Management 5% Stockholder:
LG Electronics Inc.......................................         812,500           18.7%

--------------------
*    Less than 1% of the outstanding shares of Common Stock.
(1) Addresses of 5% stockholders: The address of Glenn R. Fitchet is 8300 East Raintree Drive, Scottsdale, Arizona 85260; the address of Steven A. Sherman is 4757 E. Greenway Road, Suite 103-187, Phoenix, Arizona 85032; and the address of LG Electronics, Inc. is LG Twin Tower, West Tower 20F, #20, Yoido-dong, Youngdungpo-gu, Seoul 150-721, Korea.
(2) Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has sole or shared voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of April 30, 1998, by the exercise of stock options.
(3) The percentages shown include the shares of Common Stock that each named stockholder has the right to acquire within 60 days of April 30, 1998. In calculating percentage ownership, all shares of Common Stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of April 30, 1998 are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Percentages may be rounded.
(4) Represents 5,000 shares of Common Stock issuable upon exercise of vested options.
(5) Represents 250,000 shares of Common Stock and 25,000 shares issuable upon exercise of vested options.
(6) Represents 19,750 shares of Common Stock and 43,750 shares issuable upon exercise of vested stock options held by Mr. Roeper and 500 shares of Common Stock beneficially owned by Mr. Roeper's spouse as custodian for their minor child. Mr. Roeper serves as the Company's Vice President - Finance, Administration, and Operations; Chief Financial Officer; Secretary; and Treasurer.
(7) Mr. Fife serves as the Company's Executive Vice President - Sales, Marketing, and Support.
(8) Represents 25,000 shares of Common Stock and 10,000 shares issuable upon exercise of vested options.
(9) Represents 8,700 shares of Common Stock and 10,000 shares issuable upon exercise of vested options.

(10) Represents 253,250 shares of Common Stock held by Mr. Sherman; 8,000 shares held by Mr. Sherman as custodian for certain of his minor children; 86,830 shares held by Sherman Capital Group, L.L.C., of which Mr. Sherman is the managing member; and 137,500 shares held by Sherman Capital Partners, L.L.C., of which Mr. Sherman is a managing member. Mr. Sherman disclaims beneficial ownership of all shares held by Sherman Capital Group, L.L.C. and Sherman Capital Partners, L.L.C. except to the extent that his individual interest in such shares arises from his interest in each such entity.
(11) Represents 5,000 shares of Common Stock issuable upon exercise of vested options. Mr. Woo currently serves as a director and officer of LGE. LGE designated Mr. Woo to serve as a director of the Company pursuant to its rights under the Stockholders' Agreement. See Item 12, "Security Ownership of Certain Beneficial Owners and Management - Stockholders' Agreement." Mr. Woo disclaims beneficial ownership of any shares of the Company's Common Stock beneficially owned by LGE.

Stockholders' Agreement

         In connection with the acquisition of the Vodavi Division in April 1994, the Company, VCS, LGE, Steven A. Sherman, and Glenn R. Fitchet entered into the Stockholders' Agreement. The Stockholders' Agreement provides that, if at any time during the term of the Stockholders' Agreement the Company issues shares of Common Stock in a public offering or a private placement in an aggregate amount of 1% or more of the Company's issued and outstanding Common Stock, LGE has the right to purchase a sufficient number of shares being issued as may be required to enable it to maintain the percentage of ownership of Common Stock that it holds immediately prior to such sale or issuance. The purchase price to LGE for such shares will be the public offering price per share in the case of a public offering or the price per share paid by purchasers in any private placement.

         Also pursuant to the terms of the Stockholders' Agreement, Mr. Sherman and Mr. Fitchet have agreed to vote their shares of Common Stock to elect as directors of the Company that number of persons designated by LGE that comprises a percentage of the Board of Directors equal to LGE's then percentage of ownership of the Company's Common Stock. In addition, as long as LGE owns 8% or more of the outstanding Common Stock of the Company, those persons have agreed to vote their shares in favor of election of at least one designee of LGE as a director of the Company. All designees of LGE to the Board of Directors must be executive officers or directors of LGE, directors of any affiliate of LGE, or other persons reasonably acceptable to the Company and the other parties to the Stockholders' Agreement. Unless LGE consents in writing, no LGE designee may be removed as a director of the Company, except for cause. The Stockholders' Agreement also requires the Company to employ one of the LGE designees in a position and at such salary as is mutually agreed upon by the Company and LGE. The Stockholders' Agreement also establishes the Board of Directors of VCS at four directors, of which two must be designees of LGE, and provides that unless LGE consents in writing, no LGE designee to the Board of Directors of VCS may be removed, except for cause.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, VCS, LGE, Steven A. Sherman, and Glenn R. Fitchet are parties to the Stockholders' Agreement. Under the terms of the Stockholders' Agreement, LGE has the right to purchase from the Company additional shares of the Company's Common Stock in order to maintain its percentage of ownership of the Company; certain of Mr. Sherman's shares of the Company's Common Stock are held in escrow; and LGE has the right to designate a certain number of persons to serve as directors of both the Company and VCS. See Item 12, "Security
Ownership  of  Certain   Beneficial   Owners  and  Management  -   Stockholders'
Agreement."

         The Company purchases certain of its key telephone systems and commercial grade telephones from LGE. The Company purchased approximately $8.2 million of key telephone systems from LGE during 1997. Under an agreement with LG Srithai, Inc. ("LGST"), a joint venture between LGE and a Thailand-based entity, the Company purchases certain of its telephone systems and commercial grade telephones from LGST. The Company purchased approximately $10.6 million of telephone systems and commercial grade telephones from LGST during 1997.

         In August 1996, Novatel Wireless, Inc. ("Novatel"), of which Steven A. Sherman is the Chairman of the Board, President, and a significant shareholder, acquired certain assets from NovAtel Communications, Ltd., a Canadian company. The acquired assets included an agreement with the Company to jointly develop certain wireless telephone systems. During 1997, the Company and Novatel terminated joint development of wireless telephone systems and the Company entered into an alliance with a third party to market a wireless telephone system developed by the third party. Payments by the Company to Novatel during the term of the agreement totaled approximately $205,000. The Company and NovAtel currently are negotiating a refund of a portion of that amount to the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VODAVI TECHNOLOGY, INC.

Date April 29, 1998          By:/s/ Glenn R. Fitchet
                                --------------------
                                Glenn R. Fitchet
                                President, Chief Executive Officer, and Director

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Signature                         Title                               Date
               ---------                         -----                               ----

/s/ William J. Hinz                  Chairman of the Board                      April 29, 1998
--------------------------------
         William J. Hinz

/s/ Glenn R. Fitchet                 President, Chief Executive Officer,        April 29, 1998
--------------------------------     and Director
         Glenn R. Fitchet

/s/ Gregory K. Roeper                                                           April 29, 1998
--------------------------------     Vice President - Finance,
        Gregory K. Roeper            Administration, and Operations;
                                     Chief Financial Officer; Secretary;
                                     and Treasurer (Principal Financial
                                     and Accounting Officer)

/s/ Nam K. Woo                       Director                                   April 29, 1998
--------------------------------
           Nam K. Woo

/s/ Steven A. Sherman                Director                                   April 29, 1998
--------------------------------
       Steven A. Sherman

/s/ Gilbert H. Engels                Director                                   April 29, 1998
--------------------------------
       Gilbert H. Engels

/s/ Stephen A. McConnell             Director                                   April 29, 1998
--------------------------------
      Stephen A McConnell

                                       11