Form 10-Q
period 1998-03-31
VODAVI TECHNOLOGY INC
filed 1998-05-14
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of April 30, 1998 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997.                                           3

            Consolidated Statements of Operations - Three Months             4
            Ended March 31, 1998 and 1997.

            Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 1998 and 1997.                                   5

            Notes to Consolidated Financial Statements.                      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

PART II.    OTHER INFORMATION                                                9

            SIGNATURES                                                       10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands

                                                       March 31,    December 31,
                                                         1998           1997
                                                         ----           ----
                                                     (Unaudited)
CURRENT ASSETS:
     Cash                                              $    516      $    634
     Accounts Receivable, net                             9,280         9,682
     Inventory, net                                       7,562         8,286
     Prepaids                                               630           905
                                                       --------      --------
                                                         17,988        19,507

PROPERTY AND EQUIPMENT, net                               2,661         2,616

GOODWILL, net                                             2,357         2,395

OTHER LONG-TERM ASSETS, net                               1,117         1,146
                                                       --------      --------

                                                       $ 24,123      $ 25,664
                                                       ========      ========

CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                 $    361      $    379
     Accounts Payable                                     2,008         4,320
     Accrued Liabilities                                  2,173         2,416
                                                       --------      --------
                                                          4,542         7,115
                                                       --------      --------

LONG-TERM DEBT                                            9,842         8,934
                                                       --------      --------

STOCKHOLDERS' EQUITY:
     Common Stock                                             4             4
     Additional Paid-In Capital                          12,308        12,308
     Accumulated Deficit                                 (2,573)       (2,697)
                                                       --------      --------
                                                          9,739         9,615
                                                       --------      --------

                                                       $ 24,123      $ 25,664
                                                       ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                        1998            1997
                                                        ----            ----

REVENUE, net                                         $   12,005      $   11,528

COST OF GOODS SOLD                                        8,129           7,628
                                                     ----------      ----------

         GROSS MARGIN                                     3,876           3,900

OPERATING EXPENSES
   Engineering and product development                      555             483
   Selling, general and administrative                    2,911           2,803
                                                     ----------      ----------

OPERATING INCOME                                            410             614

INTEREST EXPENSE                                            208             178
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES                                  202             436

PROVISION FOR INCOME TAXES                                   78             174
                                                     ----------      ----------

NET INCOME                                           $      124      $      262
                                                     ==========      ==========

DILUTED EARNINGS PER SHARE                           $     0.03      $     0.06
                                                     ==========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                 4,342,238       4,342,238
                                                     ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                              ---------

                                                         1998            1997
                                                         ----            ----

OPERATING ACTIVITIES
Net income                                             $    124        $    262
  Adjustments:
    Depreciation and amortization                           186             184
    Changes in working capital:
         Accounts receivable                                401             695
         Inventory                                          725             314
         Prepaid expenses                                   142              14
         Other long term assets                              20             (37)
         Accounts payable                                (2,311)         (1,043)
         Accrued liabilities                               (110)            (30)
                                                       --------        --------

NET CASH FLOWS - OPERATING ACTIVITIES                      (823)            359
                                                       --------        --------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (180)            (95)
                                                       --------        --------

NET CASH FLOWS - INVESTING ACTIVITIES                      (180)            (95)
                                                       --------        --------

FINANCING ACTIVITIES:
  Payments on capital leases                               (104)            (84)
  Borrowings from GE Capital                             13,665          11,800
  Payments to GE Capital                                (12,676)        (12,124)
                                                       --------        --------

NET CASH FLOWS - FINANCING ACTIVITIES                       885            (408)
                                                       --------        --------

DECREASE IN CASH                                           (118)           (144)

CASH, beginning of period                                   634           1,152
                                                       --------        --------

CASH, end of period                                    $    516        $  1,008
                                                       ========        ========

The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                 MARCH 31, 1998

a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of communication products, computer-telephony products, and voice processing products for a wide variety of commercial applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 1998 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended March 31, 1998 and 1997 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding, as outlined in Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 and 1997:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.
                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                             1998          1997

Revenue                                                     100.0%        100.0%
Cost of goods sold                                           67.7%         66.2%
                                                           ------        ------

Gross margin                                                 32.3%         33.8%
Operating expenses:
     Engineering and product development                      4.6%          4.2%
     Selling, general and administrative                     24.3%         24.3%
                                                           ------        ------

Operating income                                              3.4%          5.3%
Interest expense                                              1.7%          1.5%
                                                           ------        ------

Pre-tax income                                                1.7%          3.8%
Income taxes                                                  0.6%          1.5%
                                                           ------        ------

Net income                                                    1.1%          2.3%
                                                           ======        ======

         Revenue

Revenue was approximately $12.0 million in the first quarter of 1998, an increase of approximately $500,000, or 4.1%, over the first quarter of 1997. The Company attributes the increase to new marketing programs designed to increase its dealers' sales as well as the successful launch of its new voice-processing platform. The increase in product sales was offset by an increase in promotional rebates and discounts related to the marketing programs.

         Gross Margin

Gross margins decreased to approximately 32.3% of revenue in the first quarter of 1998 as compared with 33.8% in the first quarter of 1997. The Company negotiated discounts with its largest vendors in 1997 and is beginning to recognize the benefits of these discounts. The promotional rebates discussed above however, offset the effect of the discounts obtained on product cost.

         Engineering and Product Development

Expenditures related to engineering and product development remained relatively constant in the first quarter of 1998 as compared with the first quarter of 1997.

         Selling, General and Administrative

Selling, general and administrative expenses remained relatively flat during the first quarter of 1998 as compared with the first quarter of 1997, but declined significantly from the fourth quarter of 1997. The Company attributes the decline from the fourth quarter of 1997 to the impact of the restructuring plan adopted at the end of 1997.

         Interest Expense

Interest expense was approximately $208,000 in the first quarter of 1998, an increase of $30,000, or 16.9%, over the first quarter of 1997. The increase is attributable to an increase in borrowings as a result of the Company's decision to begin taking advantage of early payment discounts from its largest vendor, LG Electronics, Inc. (LGE).

         Income Taxes

The Company has provided for income taxes using an effective rate of 38.6% in the first quarter of 1998, as compared with 39.9% in the first quarter of 1997. The decrease is the result of the Company's expected use of tax credits in 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents were approximately $516,000 at March 31, 1998. The Company's cash accounts are swept regularly and applied against the Company's line of credit, as described below. The Company's borrowings against its available operating line of credit at March 31, 1998, were approximately $9.6 million, which represents an increase of $1.0 million from its borrowings of $8.6 million at December 31, 1997. The increase is attributed to the prepayments to LGE, as described above. As a result of this, the Company violated a minimum availability covenant requiring the Company to maintain no less than $1.25 million in availability. In addition, the Company violated a covenant covering intercompany loan balances during the first quarter of 1998. The Company has obtained a waiver that decreased the minimum availability covenant to $100,000 through September 30, 1998 and modifies the intercompany loan covenant through September 30, 1998. At March 31, 1998, availability was $1.3 million, with $200,000 reserved for standby letters of credit and $100,000 reserved for maintaining the minimum availability covenant, with a net available of $1.0 million.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital) which expires in April 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate or 8.02% at

April 30, 1998. Advances under the line of credit are based upon the accounts receivable and inventories of Vodavi Communications Systems, Inc. (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital.

The Company has financed approximately $800,000 in capital expenditures with third-party leasing companies. The terms of these financings generally provide for interest rates at approximately 13% with 24-month repayment periods. As of March 31, 1998, the net remaining balance under these leases is approximately $400,000.

While the Company believes that its working capital and credit facilities are sufficient to finance its internal growth in the near term, the Company is currently negotiating an expansion of its credit facility to $15 million as well as term financing relative to its fixed asset additions. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.


























--------------------------------------------------------------------------------
This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

On September 20, 1996, the Company and Enhanced Systems, Inc. (Enhanced), a wholly owned subsidiary of the Company, filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Enhanced, in the United States District Court for the District of Arizona. The lawsuit subsequently was transferred to the Northern District of Georgia, Atlanta division (No. 1-98-CV-18-CAM). The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Enhanced in 1995; breached certain terms of their respective employment contracts with Enhanced, and misappropriated certain corporate opportunities for their own benefit. The Company and Enhanced are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2563), against the Company and Enhanced. The lawsuit alleges that Enhanced breached Messrs. Mittel and Taslimi's respective employment agreements by terminating their employment. Messrs. Mittel and Taslimi are seeking damages in an amount to be determined at trial, plus cost and attorneys fees. The parties have recently commenced written discovery in both lawsuits. The Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and is vigorously defending the lawsuit filed by them against the Company and Enhanced.


Item 2.           Changes In Securities
                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  Not applicable

Item 5.           Other Information
                  Not applicable

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

                               Vodavi Technology, Inc.

Dated:    May 13 , 1998        /s/Glenn R. Fitchet
              --               -------------------

                               Glenn R. Fitchet
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Dated:    May 13, 1998         /s/Gregory K. Roeper
              --               --------------------

                               Gregory K. Roeper
                               Executive Vice President Finance, Administration and Operations; Chief Financial Officer; Secretary; and Treasurer (Principal Financial and Accounting Officer)
                                       10