Form 10-Q
period 1998-06-30
VODAVI TECHNOLOGY INC
filed 1998-08-13
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                           Commission File No. 0-26912


                             Vodavi Technology, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              86-0789350
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8300 E. Raintree Drive, Scottsdale, Arizona                         85260
-------------------------------------------                         -----
 (Address of principal executive offices)                        (Zip Code)


                                 (602) 443-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of August 7, 1998 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                      Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1998
          and December 31, 1997.                                        3

          Consolidated Statements of Operations - Three and Six         4
          Months Ended June 30, 1998 and 1997.

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1998 and 1997.                                 5

          Notes to Consolidated Financial Statements.                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6

PART II.  OTHER INFORMATION                                             11

          SIGNATURES                                                    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands

                                                        June 30,    December 31,
                                                          1998         1997
                                                          ----         ----
                                                       (Unaudited)
CURRENT ASSETS:
     Cash                                              $    233       $    634
     Accounts Receivable, net                             9,088          9,682
     Inventory, net                                       8,907          8,286
     Prepaids                                               577            905
                                                       --------       --------
                                                         18,805         19,507

PROPERTY AND EQUIPMENT, net                               2,688          2,616

GOODWILL, net                                             2,319          2,395

OTHER LONG-TERM ASSETS, net                               1,150          1,146
                                                       --------       --------

                                                       $ 24,962       $ 25,664
                                                       ========       ========
CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                      361            379
     Accounts Payable                                     4,577          4,320
     Accrued Liabilities                                  2,222          2,416
                                                       --------       --------
                                                          7,160          7,115
                                                       --------       --------

LONG-TERM DEBT                                            7,989          8,934
                                                       --------       --------
STOCKHOLDERS' EQUITY:
     Common Stock                                             4              4
     Additional Paid-In Capital                          12,308         12,308
     Accumulated Deficit                                 (2,499)        (2,697)
                                                       --------       --------
                                                          9,813          9,615
                                                       --------       --------

                                                       $ 24,962       $ 25,664
                                                       ========       ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                              1998         1997            1998         1997
                                              ----         ----            ----         ----
REVENUE, net                               $   12,287   $   11,917      $   24,329   $   23,445

COST OF GOODS SOLD                              8,088        7,944          16,254       15,572
                                           ----------   ----------      ----------   ----------
     GROSS MARGIN                               4,199        3,973           8,075        7,873

OPERATING EXPENSES
     Engineering and product development          465          499           1,021          982
     Selling, general and administrative        3,416        2,739           6,327        5,542
                                           ----------   ----------      ----------   ----------

     OPERATING INCOME                             318          735             727        1,349

INTEREST EXPENSE                                  207          161             413          338
                                           ----------   ----------      ----------   ----------
     INCOME BEFORE INCOME TAXES                   111          574             314        1,011

PROVISION FOR INCOME TAXES                         39          227             116          400
                                           ----------   ----------      ----------   ----------

      NET INCOME                           $       72   $      347      $      198   $      611
                                           ==========   ==========      ==========   ==========

DILUTED EARNINGS PER SHARE                 $     0.02   $     0.08      $     0.05   $     0.14
                                           ==========   ==========      ==========   ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - DILUTED                  4,342,238    4,342,238       4,342,238    4,342,238
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                          -------------------
                                                          1998           1997
                                                          ----           ----

OPERATING ACTIVITIES:
     Net Income                                         $    198       $    611
     Adjustments:
       Depreciation and amortization                         361            326
       Rent levelization                                       9             25
       Changes in working capital:
           Accounts receivable                               594           (189)
           Inventory                                        (621)            41
           Prepaids                                          328           (148)
           Other long-term assets                            (20)          (258)
           Accounts payable                                  257           (905)
           Accrued liabilities                              (194)           (29)
                                                        --------       --------
NET CASH FLOWS - OPERATING ACTIVITIES                        912           (526)
                                                        --------       --------

INVESTING ACTIVITIES:
     Purchase of property and equipment                     (341)          (107)
                                                        --------       --------
NET CASH FLOWS - INVESTING ACTIVITIES                       (341)          (107)
                                                        --------       --------

FINANCING ACTIVITIES:
     Payments on capital leases                             (193)           (66)
     Debt financing costs paid                                --            (23)
     Borrowings from GE Capital                           23,540         23,517
     Payments to GE Capital                              (24,319)       (22,147)
                                                        --------       --------
NET CASH FLOWS - FINANCING ACTIVITIES                       (972)         1,281
                                                        --------       --------

INCREASE (DECREASE) IN CASH                                 (401)           648

CASH, beginning of period                                    634          1,152
                                                        --------       --------

CASH, end of period                                     $    233       $  1,800
                                                        --------       --------

                   The accompanying notes are an integral part
                       of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                  JUNE 30, 1998

a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of communication products, computer-telephony products, and voice processing products for a wide variety of commercial applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 1998 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended June 30, 1998 and 1997 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding, as outlined in Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1998 and 1997:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                  Three Months Ended
                                                       June 30,
                                               -------------------------
                                               1998                 1997
                                               ----                 ----

Revenue                                        100.0%               100.0%
Cost of goods sold                              65.8%                66.7%
                                               -----                -----

Gross margin                                    34.2%                33.3%
Operating expenses:
     Engineering and product development         3.8%                 4.1%
     Selling, general and administrative        27.8%                23.0%
                                               -----                -----

Operating income                                 2.6%                 6.2%
Interest expense                                 1.7%                 1.4%
                                               -----                -----

Pre-tax income                                   0.9%                 4.8%
Income taxes                                     0.3%                 1.9%
                                               -----                -----

Net income                                       0.6%                 2.9%
                                               =====                =====

         Revenue

Revenue was approximately $12.3 million in the second quarter of 1998, an increase of approximately $370,000, or 3.1%, over the second quarter of 1997. The Company attributes the increase to the successful launch of its new Starplus Triad series product line, as well as the continued success of the Company's new entry-level voice processing products. The increase in product sales was offset by an increase in promotional rebates and discounts related to new marketing programs.

         Gross Margin

Gross margins increased to approximately 34.2% of revenue in the second quarter of 1998 as compared with 33.3% in the second quarter of 1997. The Company negotiated discounts with its largest suppliers in 1997 and is beginning to recognize the benefits of these discounts.

         Engineering and Product Development

Expenditures related to engineering and product development remained relatively constant in the second quarter of 1998 as compared with the second quarter of 1997.

         Selling, General and Administrative

Selling, general and administrative expenses increased approximately $680,000 during the second quarter of 1998 as compared with the second quarter of 1997 primarily due to increases in personnel in sales and marketing functions.

         Interest Expense

Interest expense was approximately $207,000 in the second quarter of 1998, an increase of $46,000, or 28.6%, over the second quarter of 1997. The increase is attributable to increased borrowings as a result of increased levels of inventory.

         Income Taxes

The Company has provided for income taxes using an effective rate of 35% in the second quarter of 1998, as compared with 39.6% in the second quarter of 1997. The decrease is the result of the Company's expected use of tax credits in 1998.

Six Months Ended June 30, 1998 and 1997:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.
                                                      Six Months Ended
                                                          June 30,
                                                  -------------------------
                                                  1998                1997
                                                  ----                ----
Revenue                                          100.0%               100.0%
Cost of goods sold                                66.8%                66.4%
                                                 -----                -----
     Gross margin                                 33.2%                33.6%
Operating Expenses:
     Engineering and product development           4.2%                 4.2%
     Selling, general and administrative          26.0%                23.6%
                                                 -----                -----
Operating income                                   3.0%                 5.8%
Interest expense                                   1.7%                 1.5%
                                                 -----                -----
Pre-tax income                                     1.3%                 4.3%
Income taxes                                       0.5%                 1.7%
                                                 -----                -----
Net income                                         0.8%                 2.6%
                                                 =====                =====

         Revenue

Revenue was approximately $24.3 million for the first six months of 1998, an increase of approximately $880,000, or 3.8% over the first six months of 1997. The Company attributes the increase to the successful launch of its new Triad series product line as well as the continued success of the Company's new entry-level voice processing products. The increase in product sales was offset by an increase in promotional rebates and discounts related to new marketing programs.

         Gross Margin

Gross margin remained relatively constant at 34.2% of revenue for the first six months of 1998 as compared with 33.6% in the first six months of 1997 as the Company is beginning to recognize the benefits of discounts negotiated with its largest suppliers in late 1997.

         Engineering and Product Development

Expenditures related to engineering and product development remained relatively constant in the first six months of 1998 as compared with the first six months of 1997.

         Selling, General and Administrative

Selling, general and administrative expenses increased $785,000 in the first six months of 1998 as compared with the first six months of 1997. As a percentage of revenue, selling, general and administrative expenses increased to 26.0% of revenue in the first six months of 1998 as compared with 23.6% in the first six months of 1997 due to increases in personnel in sales and marketing functions.

         Interest Expense

Interest expense was approximately $413,000 in the first six months of 1998, a $75,000, or 22.2%, increase over the first six months of 1997. The increase is attributable to an increase in borrowings as a result of increased levels of inventory (See Liquidity and Capital Resources).

         Income Taxes

The Company has provided for income taxes using an effective rate of 36.9% in the first six months of 1998 as compared with 39.6% in the first six months of 1997. The decrease is the result of the Company's expected use of tax credits in 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents were approximately $233,000 at June 30, 1998. The Company's cash accounts are swept regularly and applied against the Company's line of credit, as described below. The Company's borrowings against its available operating line of credit at June 30, 1998, were approximately $7.8 million, which represents a decrease of $800,000 from its borrowings of $8.6 million at December 31, 1997. At June 30, 1998, availability was $3.9 million, with $200,000 reserved for standby letters of credit and $100,000 reserved for maintaining the minimum availability covenant, with a net available of $3.6 million.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital) which expires in April 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate or 8% at June 30, 1998. Advances under the line of credit are based upon the accounts receivable and inventories of Vodavi Communications Systems, Inc. (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. At June 30, 1998, the Company was in violation of two financial covenants related to (i) intercompany loans and (ii) number of days of inventory maintained by the Company. The Company has secured a waiver of these violations.

The Company has financed approximately $800,000 in capital expenditures with third-party leasing companies. The terms of these financings generally provide for interest rates at approximately 13% with 24-month repayment periods. As of June 30, 1998, the net remaining balance under these leases is approximately $310,000.

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

International Manufacturing Sources

The  Company   currently   obtains   certain  of  its  products   under  various
manufacturing arrangements with third-party manufacturers in Asia. The current economic situation in Asia is not expected to have any adverse impact on the Company's operations.

Year 2000 Compliance

The Company has initiated but has not completed an internal system assessment to determine whether its existing software programs are "Year 2000" compliant. The Company currently is evaluating its entire internal computer system with respect to a proposed program to upgrade its existing hardware and software or to install new hardware and software systems intended to improve the content, quality, and flow of information within the Company as well as to address any Year 2000 issues that may exist. Although the Company has not completed the evaluation of Year 2000 issues that may exist, the Company currently does not believe that the total cost to the Company of addressing its Year 2000 compliance issues will have a material adverse effect on the Company's financial condition or results of operations. The Company currently is developing a plan to evaluate the Year 2000 issue as it relates to computer systems operated by third parties, including suppliers, customers, and financial institutions, with which the Company's systems interface. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

The Company has identified those of its existing products that are not Year 2000 compliant and has completed a schedule to ensure that upgrades or modifications for its products will be available by January 1999. The Company believes that it will be able to pass along to its customers the cost of upgrading installed products that are no longer covered by the Company's product warranties.

















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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to the disclosure included under this Item in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed on May 14, 1998.

Item 2. Changes In Securities
        Not applicable

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's 1998 Annual Meeting of Stockholders was held on June 29, 1998. The following nominees were elected to the Company's Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

        Nominee                Votes in Favor               Withheld
        -------                --------------               --------

        William J. Hinz           3,864,522                  390,503
        Glenn R. Fitchet          3,864,522                  390,503
        Nam Woo                   3,864,522                  390,503
        Gilbert H. Engels         3,854,522                  400,503
        Stephen A. McConnell      3,875,772                  379,253

        The   following   item  was  voted   upon  by  the   Company's
        stockholders:

        a) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

        Votes in Favor         Opposed      Abstained        Broker Non-Vote
        --------------         -------      ---------        ---------------
        4,238,775              16,250           0                  0

Item 5. Other Information

        Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to shareholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for the annual meeting to be held during calendar 1999, except in circumstances where (i) the Company receives notice of the proposed matter no later than April 14, 1999, and (ii) the proponent complies with the other requirements set forth in Rule 14a-4.

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

                               Vodavi Technology, Inc.

Dated: August 11, 1998         /s/ Glenn R. Fitchet
      ----------------         ------------------------------------
                               Glenn R. Fitchet
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Dated: August 11, 1998         /s/ Gregory K. Roeper
      ----------------         ------------------------------------
                               Gregory K. Roeper
                               Chief Operating Officer, Chief Financial Officer,
                               Secretary, and Treasurer
                               (Principal Financial and Accounting Officer)