Form 10-Q
period 1998-09-30
VODAVI TECHNOLOGY INC
filed 1998-11-12
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                           Commission File No. 0-26912


                             VODAVI TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               86-0789350
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


8300 E. Raintree Drive, Scottsdale, Arizona                          85260
-------------------------------------------                          -----
 (Address of principal executive offices)                          (Zip Code)


                                 (602) 443-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of November 7, 1998 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1998
          and December 31, 1997.                                            3

          Consolidated Statements of Operations - Three and
          Nine Months Ended September 30, 1998 and 1997.                    4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1998 and 1997.                                5

          Notes to Consolidated Financial Statements.                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6

PART II.  OTHER INFORMATION                                                11

          SIGNATURES                                                       12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -------------     ------------
                                                   (Unaudited)
CURRENT ASSETS:
     Cash                                           $    326         $    634
     Accounts Receivable, net                          9,708            9,682
     Inventory, net                                    7,674            8,286
     Prepaids                                            458              905
                                                    --------         --------
                                                      18,166           19,507

PROPERTY AND EQUIPMENT, net                            2,779            2,616

GOODWILL, net                                          2,281            2,395

OTHER LONG-TERM ASSETS, net                            1,098            1,146
                                                    --------         --------

                                                    $ 24,324         $ 25,664
                                                    ========         ========
CURRENT LIABILITIES:
     Current Portion of Long-Term Debt              $    361         $    379
     Accounts Payable                                  3,614            4,320
     Accrued Liabilities                               2,446            2,416
                                                    --------         --------
                                                       6,421            7,115
                                                    --------         --------

LONG-TERM DEBT                                         7,625            8,934
                                                    --------         --------
STOCKHOLDERS' EQUITY:
     Common Stock                                          4                4
     Additional Paid-In Capital                       12,308           12,308
     Accumulated Deficit                              (2,034)          (2,697)
                                                    --------         --------
                                                      10,278            9,615
                                                    --------         --------

                                                    $ 24,324         $ 25,664
                                                    ========         ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                In thousands, except share and per share amounts
                                   (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                  1998         1997         1998         1997
                                  ----         ----         ----         ----

REVENUE, net                  $   13,073   $   12,731   $   37,402   $   36,176

COST OF GOODS SOLD                 8,599        8,462       24,853       24,033

                              ----------   ----------   ----------   ----------
  GROSS MARGIN                     4,474        4,269       12,549       12,143

OPERATING EXPENSES
 Engineering and product
   development                       337          553        1,304        1,535
 Selling, general and
   administrative                  3,219        3,029        9,599        8,572
                              ----------   ----------   ----------   ----------

  OPERATING INCOME                   918          687        1,646        2,036

INTEREST EXPENSE                     204          152          616          489
                              ----------   ----------   ----------   ----------

  INCOME BEFORE INCOME TAXES         714          535        1,030        1,547

PROVISION FOR INCOME TAXES           250          114          367          514
                              ----------   ----------   ----------   ----------

  NET INCOME                  $      464   $      421   $      663   $    1,033
                              ==========   ==========   ==========   ==========

DILUTED EARNINGS PER SHARE    $     0.11   $     0.10   $     0.15   $     0.24
                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - DILUTED     4,342,238    4,406,821    4,342,238    4,342,238
                              ==========   ==========   ==========   ==========


 The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                           -----------------
                                                          1998          1997
                                                          ----          ----
OPERATING ACTIVITIES:
     Net Income                                         $    663      $  1,033
     Adjustments:
       Depreciation and amortization                         558           500
       Rent levelization                                      14            36
       Changes in working capital:
           Accounts receivable                               (26)       (1,188)
           Inventory                                         612           287
           Prepaids                                          448          (320)
           Other long-term assets                             24          (287)
           Accounts payable                                 (706)       (1,351)
           Accrued liabilities                              (317)           47
           Income taxes payable                              346
                                                        --------      --------
NET CASH FLOWS - OPERATING ACTIVITIES                      1,616        (1,243)
                                                        --------      --------
INVESTING ACTIVITIES:
     Purchase of property and equipment                     (583)         (387)
                                                        --------      --------
NET CASH FLOWS - INVESTING ACTIVITIES                       (583)         (387)
                                                        --------      --------
FINANCING ACTIVITIES:
     Payments on capital leases                             (284)         (158)
     Debt financing costs paid                                             (68)
     Borrowings from GE Capital                           36,595        36,214
     Payments to GE Capital                              (37,652)      (34,307)
                                                        --------      --------
NET CASH FLOWS - FINANCING ACTIVITIES                     (1,341)        1,681
                                                        --------      --------

INCREASE (DECREASE) IN CASH                                 (308)           51

CASH, beginning of period                                    634         1,152
                                                        --------      --------

CASH, end of period                                     $    326      $  1,203
                                                        --------      --------

 The accompanying notes are an integral part of these consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1998

a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of communication products, computer-telephony products, and voice processing products for a wide variety of commercial applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 1998 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended September 30, 1998 and 1997 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding, as outlined in Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                   Three Months Ended
                                                      September 30,
                                                   ------------------
                                                     1998      1997
                                                     ----      ----
Revenue                                              100.0%    100.0%
Cost of goods sold                                    65.8      66.5
                                                     -----     -----

Gross margin                                          34.2      33.5
Operating expenses:
     Engineering and product development               2.6       4.3
     Selling, general and administrative              24.6      23.8
                                                     -----     -----

Operating income                                       7.0       5.4
Interest expense                                       1.6       1.2
                                                     -----     -----

Pre-tax income                                         5.4       4.2
Income taxes                                           1.9       0.9
                                                     -----     -----

Net income                                             3.5%      3.3%
                                                     =====     =====

         REVENUE

Revenue was approximately $13.1 million in the third quarter of 1998, an increase of approximately $340,000, or 2.7%, over the third quarter of 1997. The Company attributes the increase to the successful launch of its new Starplus Triad series product line, the continued success of the Company's new entry-level voice processing products, as well as record sales of the Company's interactive voice response products. The increase in product sales was offset by an increase in promotional rebates and discounts related to new marketing programs.

         GROSS MARGIN

Gross margins increased to approximately 34.2% of revenue in the third quarter of 1998 as compared with 33.5% in the third quarter of 1997. The Company negotiated discounts with its largest suppliers in 1997 and is recognizing the benefits of these discounts during 1998.

         ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development decreased significantly in the third quarter of 1998 as compared with the third quarter of 1997, due to the elimination of several engineering and product development positions within the Company. The Company believes the elimination of these positions will have no effect on new product development.

         SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses remained relatively constant during the third quarter of 1998 as compared with the third quarter of 1997. During the third quarter of 1998, the Company eliminated a number of selling, general, and administrative positions, several of which were added subsequent to the third quarter of 1997. The Company believes the elimination of these positions will have no effect on sales and marketing efforts or customer service. These staff reductions, together with the engineering and product development positions that were eliminated during the third quarter of 1998 (as described above), were part of a program intended to reduce operating expenses in the second half of the year.

         INTEREST EXPENSE

Interest expense was approximately $205,000 in the third quarter of 1998, an increase of $50,000, or 34.2%, over the third quarter of 1997. The increase is attributable to increased borrowings as a result of increased levels of inventory and receivables.

         INCOME TAXES

The Company has provided for income taxes using an effective rate of 35% in the third quarter of 1998, as compared with 21.3% in the third quarter of 1997. The effective tax rate was reduced in the third quarter of 1997 to account for the impact of certain credits claimed for federal and state tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.
                                                   Nine Months Ended
                                                     September 30,
                                                     -------------
                                                     1998     1997
                                                    -----    -----
Revenue                                             100.0%   100.0%
Cost of goods sold                                   66.4     66.4
                                                    -----    -----
     Gross margin                                    33.6     33.6
Operating Expenses:
     Engineering and product development              3.5      4.2
     Selling, general and administrative             25.7     23.7
                                                    -----    -----
Operating income                                      4.4      5.7
Interest expense                                      1.6      1.4
                                                    -----    -----
Pre-tax income                                        2.8      4.3
Income taxes                                          1.0      1.4
                                                    -----    -----
Net income                                            1.8%     2.9%
                                                    =====    =====

         REVENUE

Revenue was approximately $37.4 million for the first nine months of 1998, an increase of approximately $1.2 million, or 3.4%, over the first nine months of 1997. The Company attributes the increase to the successful launch of its new Starplus Triad series product line, the continued success of the Company's new entry-level voice processing products, as well as record sales of the Company's interactive voice response products. The increase in product sales was offset by an increase in promotional rebates and discounts related to new marketing programs.

         GROSS MARGIN

Gross margin remained constant at 33.6% of revenue for the first nine months of 1998 as compared with the first nine months of 1997.

         ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development decreased slightly in the first nine months of 1998 as compared with the first nine months of 1997 due to the elimination of several engineering and product development positions within the Company. The Company believes the elimination of these positions will have no effect on new product development.

         SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $1.0 million in the first nine months of 1998 as compared with the first nine months of 1997. As a percentage of revenue, selling, general and administrative expenses increased to 25.7% of revenue in the first nine months of 1998 as compared with 23.7% in the first nine months of 1997 due to increases in personnel in sales and marketing functions. During the third quarter of 1998, the Company eliminated a number of selling, general, and administrative positions, several of which were added subsequent to the third quarter of 1997. The Company believes the elimination of these positions will have no effect on sales and marketing or customer service. These staff reductions, together with the engineering and product development positions that were eliminated during the third quarter of 1998 (as described above), were part of a program intended to reduce operating expenses in the second half of the year.

         INTEREST EXPENSE

Interest expense was approximately $615,000 in the first nine months of 1998, a $125,000, or 26%, increase over the first nine months of 1997. The increase is attributable to an increase in borrowings as a result of increased levels of inventory and receivables (See Liquidity and Capital Resources).

         INCOME TAXES

The Company has provided for income taxes using an effective rate of 35.6% in the first nine months of 1998 as compared with 33.2% in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $326,000 at September 30, 1998. The Company's cash accounts are swept regularly and applied against the Company's line of credit, as described below. The Company's borrowings against its available operating line of credit at September 30, 1998, were approximately $7.5 million, which represents a decrease of $1.1 million from its borrowings of $8.6 million at December 31, 1997. At September 30, 1998, availability was $3.0 million, with $200,000 reserved for standby letters of credit and $1,250,000 reserved for maintaining the minimum availability covenant, with a net availability of $1.6 million.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital) which expires in April 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or a total of 8.02% at September 30, 1998. Advances under the line of credit are based upon the accounts receivable and inventories of Vodavi Communications Systems, Inc.
(VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. At September 30, 1998, the Company was in violation of a financial covenant related to intercompany loans. A waiver has been obtained for this violation.

The Company has financed approximately $800,000 in capital expenditures with third-party leasing companies. The terms of these financings generally provide for interest rates at approximately 13% with 24-month repayment periods. As of September 30, 1998, the net remaining balance under these leases is approximately $284,000.

The Company believes that its working capital and credit facilities are sufficient to finance its internal growth in the near term. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

INTERNATIONAL MANUFACTURING SOURCES

The Company currently obtains certain of its products under various manufacturing arrangements with third-party manufacturers in Asia. As of the date of this report, the Company does not believe that the current economic situation in Asia will have any adverse impact on the Company's operations.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company has initiated but has not yet completed an internal system assessment to determine whether its existing computer hardware and software systems are "Year 2000" compliant.

The Company currently is evaluating its entire internal computer system and has engaged a third-party consultant in connection with the upgrade of certain of its existing financial and accounting software systems, including software related to order entry, inventory management, materials planning, and accounts payable and receivable. These upgrades are intended to improve the content, quality, and flow of information within the Company, as well as to address any Year 2000 issues that may exist. As of the filing date of this Report, these projects are approximately 25% completed. The estimated cost of these upgrades will be approximately $20,000.

The Company has been advised that certain of the computer processing platforms and networks and software systems used in connection with its operations, other than the financial and accounting systems described above, may not be Year 2000 compliant. The Company currently is assessing the extent of such non-compliance and intends to develop a program to bring those systems into Year 2000 compliance during calendar 1999. A failure of its computer systems as a result of Year 2000 issues could have a material adverse effect on the Company's operations.

A significant portion of the Company's business communications systems products is manufactured by third parties in Asia. The Company has initiated but has not yet completed an assessment of the Year 2000 risks associated with the inability of those manufacturers to bring their production processes and other computer-based systems into Year 2000 compliance. The Company and certain of its third-party manufacturers have identified a number of Year 2000 issues. Because the manufacturing processes utilized do not rely upon date-related information, the Company currently believes that a failure on the part of its overseas manufacturers to bring their processes and equipment into Year 2000 compliance does not represent a material risk to the Company's ability to obtain its products on a timely basis.

Certain of the Company's products contain software and hardware that perform functions based upon date-related information. The Company has identified those of its existing products that are not Year 2000 compliant and has completed a schedule to ensure that upgrades or modifications for its products will be available by January 1999. The Company believes that it will be able to pass along to its customers costs related to upgrading installed products that are no longer covered by the Company's product warranties. The Company also believes that the costs related to upgrading installed products that remain under the Company's product warranties would be relatively insignificant. To date, the Company has incurred approximately $50,000 in costs associated with the development of Year 2000 compliance upgrades. The inability of the Company to develop and provide product modifications on a timely basis could result in a material adverse effect on the Company, including increased warranty costs, customer satisfaction issues, and potential litigation.

The Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. The Company currently is developing a plan to evaluate the Year 2000 issue as it relates to computer systems operated by all of the third-parties, including manufacturers, suppliers, customers, and financial institutions, with which the Company's systems interface. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results. As of the filing date of this Report, the Company has not formulated a contingency plan with respect to the Year 2000 compliance issues described above.

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

                               Vodavi Technology, Inc.

Dated: November 11, 1998       /s/ Glenn R. Fitchet
                               ------------------------------------------------

                               Glenn R. Fitchet
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Dated: November 11, 1998       /s/ Gregory K. Roeper
                               ------------------------------------------------

                               Gregory K. Roeper
                               Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer
                               (Principal Financial and Accounting Officer)