Form 10-K
period 1998-12-31
VODAVI TECHNOLOGY INC
filed 1999-03-31
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998       Commission File Number 0-26912
                          -----------------                              -------

                             VODAVI TECHNOLOGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             86-0789350
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



        8300 EAST RAINTREE DRIVE
           SCOTTSDALE, ARIZONA                                      85260
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (480) 443-6000
               --------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 26, 1999, there were outstanding 4,342,238 shares of the registrant's Common Stock, $.001 par value. The aggregate market value of Common Stock held by nonaffiliates of the registrant (2,982,208 shares) based on the closing price of the Common Stock as reported on the Nasdaq National Market on March 26, 1999, was $8,201,072. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   ITEM 1.   BUSINESS ......................................................  1
   ITEM 2.   PROPERTIES .................................................... 21
   ITEM 3.   LEGAL PROCEEDINGS.............................................. 22
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 22

PART II

   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................... 23
   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................... 24
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................... 25
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 29
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................... 29
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................... 29

PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 29
   ITEM 11.  EXECUTIVE COMPENSATION......................................... 29
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................... 29
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 29

PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K..................................................... 30

SIGNATURES.................................................................. 32

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 1999 AND THEREAFTER; TECHNOLOGICAL DEVELOPMENTS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; THE COMPANY'S PRODUCT AND DISTRIBUTION CHANNEL DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE FILING DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1.  BUSINESS
                                  INTRODUCTION

         The Company designs, develops, markets, and supports a broad range of business telecommunications solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications. The Company's telephone systems incorporate sophisticated features, such as automatic call distribution, and its voice processing products include interactive voice response systems, automated attendant, and voice and fax mail. The Company's computer-telephony products allow users to combine the functionality of their telephone system with their computer systems. The Company markets its products primarily in the United States as well as in foreign countries through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel.

         The Company's business strategy includes (i) expanding the Company's core business of supplying telephone systems, commercial grade telephones, voice processing systems, and computer-telephony integration ("CTI") products; (ii) focusing on the integration of existing and newly developed products to provide complete industry standards-based business communications solutions to its customers; (iii) pursuing its strategic relationship with LG Information & Communications, Ltd. ("LGIC"), a member of the multi-billion dollar, Korean-based LG Group with which the Company has had a long-term relationship; and (iv) expanding its technological expertise and distribution channels through business acquisitions, license arrangements and other strategic relationships, and internal research and development efforts in order to enhance existing products, introduce new products, and expand product lines.

         Unless the context indicates otherwise, all references to the "Company" refer to Vodavi Technology, Inc., its predecessors and its subsidiaries. The Company's corporate headquarters are located at 8300 East Raintree Drive, Scottsdale, Arizona 85260. Effective April 1, 1999, the Company's telephone number is (480) 443-6000.

                                    BUSINESS

INDUSTRY OVERVIEW

         Virtually every business today relies upon its business communications system as an essential tool to speed and enhance the effectiveness of communications among employees, customers, and vendors; to contact decision makers regardless of their location; to increase employee productivity; to provide better customer service; and to reduce operating costs. Many factors have stimulated the growth of the telecommunications industry, including successive technological developments that have resulted in enhanced features and services, advances in telephone and computer hardware and software, emphasis on the use of communications systems to provide cost-effective customer service, development of the Internet as an alternative to traditional telephone networks, and regulatory changes. These factors have resulted in continual development of full-featured business communications systems designed for use by small- and medium-sized businesses and offered at affordable prices.

         Accelerated technological advances in recent years have enabled telecommunications system providers to develop sophisticated systems that offer a wide variety of applications in addition to traditional call switching functions. Businesses of all sizes now demand affordable telecommunications systems that provide the capacity for (i) voice processing systems, which automate call answering, provide voice mail and automated call distribution functions, and provide the capacity to manage facsimile messages; (ii) interactive voice response, which enables a business to provide its customers with automated access to the business' database via telephone or the Internet; and (iii) computer-telephony integration, which greatly enhances efficiency and productivity by integrating businesses' voice and data networks. Wireless technologies, computer-telephony integration, expanded use of the Internet, and other innovations represent significant opportunities for sales of new product lines and applications to further increase employee mobility and efficiency. The Company also believes that international sales of voice processing products will increase substantially in the future as demand for features such as voice mail and interactive voice response increases.

         The following table summarizes the most recent published estimates of market revenue between 1998 and 2004, compound annual market growth rates, and average prices for each business communications product category listed.

                                                          COMPOUND          AVERAGE
                              1998           2004          ANNUAL          PRICE PER
  PRODUCT SEGMENT           REVENUE(1)    REVENUE(1)     GROWTH RATE     STATION OR PORT
  ---------------           ----------    -----------    -----------     ---------------
Key Telephone Systems        $2,150.0      $2,720.0          4.1%                $   410
Voice Messaging                 783.4       3,670.0         14.4         $1,000 - $6,000
Interactive Voice Response      835.8       2,091.3         16.2         $1,320 - $3,730
Wireless PBX/Key
  Telephone Systems             202.1       1,340.0         38.8                  $1,135
Server/PC-Based PBX              38.8       1,412.0         88.2         $  200 - $1,100
Internet Protocol Telephony     244.8       3,158.5(2)     132.0                  $1,055

----------
(1) Dollars in millions
(2) Represents projected market revenue for 2002.

PRODUCTS

         The Company currently designs, develops, markets, and supports a broad range of (i) telephony products, which include digital and analog key telephone systems and commercial grade telephones; (ii) voice processing products, including interactive voice response systems, automated attendant, automatic call distribution, voice mail and fax mail, and unified messaging systems; and
(iii) computer-telephony products, including Windows-based application products (such as PC telephones and attendant consoles), local area network ("LAN") to PBX connection packages, and Internet messaging systems.

KEY TELEPHONE SYSTEMS

         Sales of key telephone systems represented approximately 72.4% and 74.7% of the Company's revenue during 1997 and 1998, respectively. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." The Company supplies several models of key telephone sets, several of which are CTI compatible, with progressive features for use in conjunction with each of its key telephone systems.

         The Company currently markets various lines of key telephone systems, under its STARPLUS and INFINITE brand names, for businesses requiring as few as three incoming lines and eight stations up to 144 lines and 250 stations (a 384-port system). The Company sells the STARPLUS line through large wholesale distributors and the INFINITE line through telephone sales and installation companies known as "direct dealers." See Item 1, "Business - Sales, Marketing, and Distribution." The INFINITE brand telephone systems incorporate the base platform and software of the STARPLUS Triad key telephone systems, which enables the Company to leverage its research and development, support, and operational resources.

         The Company markets both digital and analog key telephone systems and related products. The Company's digital telephone systems employ a digital architecture in order to provide digital voice transmission and system control, while the Company's analog telephone systems employ a microprocessor-based architecture and solid state switching for voice transmission and system control. Most of the Company's telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. The Company's telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. The Company designs its key telephone systems to readily permit expansion or customization for specific business applications by installation of a variety of voice processing or computer-telephony integration products. See Item 1, "Business - Products - Voice Processing Products" and Item 1, "Business Products - Computer-Telephony Integration Products."

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

         COMMERCIAL GRADE TELEPHONES

         The Company markets several models of commercial grade telephones through wholesale distributors for use with analog or digital key systems, PBX systems, or telephone company central office ("Centrex") switching systems. Businesses, school districts, and the hospitality industry represent the principal purchasers of the Company's commercial grade telephones. Sales of commercial grade telephones accounted for approximately 15.7% and 11.9% of the Company's revenue during 1997 and 1998, respectively. All of the Company's commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by the Company or by competing manufacturers. The Company's commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. The Company's more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, and the capability to utilize custom calling features provided by local telephone companies.

VOICE PROCESSING PRODUCTS

         Voice processing includes functions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls and speeding and simplifying message delivery and storage. The Company designs its voice processing products to integrate with telephone systems sold by the Company as well as competing manufacturers and frequently markets its voice processing products independently of its telephone systems. The Company, however, cultivates the expansion of its existing base of telephone systems by offering digitally integrated voice processing systems for its STARPLUS Triad and INFINITE product lines to differentiate them from its competitors' products and to provide a value-added basis for increased sales and profit margins.

         VOICE MAIL SYSTEMS

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

         In addition to its larger voice processing systems, the Company markets a line of self-contained, competitively priced voice processing systems designed for small- to medium-sized organizations. These systems, which work in conjunction with key telephone systems sold by the Company as well as other manufacturers, can be expanded from two ports up to eight ports, feature a full range of automated attendant and voice mail functions, and include a serial port for administration via the user's laptop PC. As a result of the increased functionality, ease of installation and use, and competitive pricing of these systems, total sales of the Company's voice processing systems increased from 7.5% of the Company's revenue in 1997 to 11.6% of revenue in 1998.

         ADVANCED MESSAGING PLATFORM

         The Company's Microsoft(R) Windows NT-based messaging systems, which provide 4 to 48 port capacities, combine voice mail functions with facsimile messaging capabilities ("fax mail") as well as the ability to share messages with other voice messaging systems over the Internet. Fax mail provides the ability to receive, store, retrieve, and forward facsimile messages in the same manner that voice mail handles voice messages. The Company's fax mail system digitizes and stores facsimile messages and notifies the user that messages have been received. The user can retrieve and print the facsimiles from his or her office or remote locations (such as a hotel room) and can also instruct the system to forward facsimiles to other recipients. "Fax-on-demand" enables callers to access information stored by a business, such as sales and marketing brochures, technical specifications, and pricing data, and request the system to transmit the desired information to the caller's facsimile machine.

         The Windows NT-based system also utilizes Internet e-mail protocols to enable voice messages to be transported over the Internet or other electronic fields for efficient, low-cost information exchange between remote systems. In addition, the Company's Windows NT-based Internet fax delivery systems connect the user's telephone and computer to enable the user to transmit facsimile messages or documents to conventional facsimile machines via the Internet. These systems provide ease of use and avoid problems associated with e-mail attachments, mismatched data encryption techniques, or private or switched network costs. The Company's Internet fax delivery systems provide spoken prompts that guide the user through the transmission process and also transmit delivery confirmations to the user's mailbox. As a result, a business with multiple offices can extend its voice messaging system so as to permit employees in different locations to create, receive, answer, or forward voice and facsimile messages via the Internet more quickly, efficiently, and economically than traditional long-distance telephone calls.

         The Company's Windows NT-based system also utilizes Microsoft(R) Exchange technology to provide unified messaging. Unified messaging enables users to access e-mail, voice mail, facsimiles, and paging messages in a single session at a personal computer. The system displays a listing of all of the user's messages and enables the user to access and control all of his or her messages with a click of the computer mouse.

         INTERACTIVE VOICE RESPONSE

         The Company's interactive voice response ("IVR") system connects the business's telephone system to its host computer in order to permit the use of any telephone to access and store certain information in the business's database. This interactive connectivity permits callers to conduct transactions, such as placing orders, checking inventory, tracking order shipments, or querying account information, from any telephone. IVR uses voice prompts to communicate the steps required to enable the caller to input information to or retrieve information from the database and to communicate information to the caller. The open architecture design of the Company's IVR system provides unlimited scalability by permitting users to increase the number of ports or voice storage capacity simply by plugging in more voice cards or disk drives and by linking multiple devices into networks to create virtually unlimited configurations. Users may enhance the system by adding independent off-the-shelf software modules that can be seamlessly integrated to provide additional features, such as call routing, voice messaging, web-based IVR, speech recognition, and text-to-speech capabilities.

         AUTOMATIC CALL DISTRIBUTION

         The Company markets its automatic call distribution systems software ("ACD") and a PC-based ACD reporting package for use with its digital key telephone systems. The automatic call distribution functions provided by ACD enable businesses that receive a large volume of customer calls (such as catalog sales operations) to manage incoming calls efficiently by directly routing them to the proper person or group. ACD reduces the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, ACD plays a custom "hold" message for the caller and connects the call to the first available person or sales agent. ACD saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. ACD enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity. The PC-based ACD reporting package provides real-time statistics and comprehensive reports on calling activity for review by management.

COMPUTER-TELEPHONY INTEGRATION PRODUCTS

         The Company designs, develops, and markets CTI products that utilize an open architecture to integrate computer and telephone systems into a user-friendly information storage, processing, and system. The Company believes that developing more value-added CTI applications for its telephone systems will enhance the appeal of its product lines and enable it to sell more key telephone systems, full-featured telephones, and other software packages and add-on peripheral products. The Company markets CTI products that enable a user to (i) utilize the Internet to access voice, facsimile, and e-mail messages via personal computer; (ii) incorporate telephone functions with computer software to speed call handling and permit the user to personalize telephone functions;
(iii) identify incoming callers and immediately access computer files relating to the caller; (iv) connect Windows-based local area networks to the user's telephone system; and (v) quickly and inexpensively access and analyze call accounting information.

         The Company's CTI product lines include software applications designed to operate in conjunction with Microsoft(R) Windows operating systems software in order to unite personal computers and telephones to help business users better manage their communications and information systems. The Company's current CTI product lines provide the choice of either (i) a CTI module that connects one of the Company's digital telephones to the user's PC, or (ii) a CTI board that slides into the user's PC and replaces the traditional desktop telephone altogether. The second option includes either a handset or headset that plugs into the computer terminal for use in private conversations. After the CTI module or board is installed, the Company's CTI software incorporates the fixed and flexible feature buttons of the Company's digital telephones (such as the dial pad, call status display, directory window, and dial display) onto the computer screen. The user can then access all telephone features, place calls, and process incoming calls from the computer, or, if a CTI module is used, the desktop telephone. For instance, the user can click on the directory icon to access the desired telephone directory, type in the name of the person to be called, and click on the "dial out" icon to automatically dial the telephone number. The system also permits the user to answer incoming calls without having to exit a Windows application. In addition, the Company's CTI products enable users to customize and enhance message handling efficiency by using programmable feature buttons to create user-specific functions, such as conference calling or speed dial numbers; permit users to access voice mail and activate voice mail options, such as fast-forward, rewind, or delete by using the mouse, computer keyboard, or telephone keypad; and permit users to create multiple directories with up to 1,000 names in each directory.

NEW PRODUCT DEVELOPMENT

         The Company engages in an ongoing program to develop enhancements to its existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communications tools. The Company believes that continuous development of new products and features will be necessary to enable it to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for growth and profitability of the Company on an ongoing basis. Since 1994, the Company has developed and introduced several new or enhanced products and product lines, including new ACD reporting packages, a wireless key telephone adjunct for its digital key telephone systems, additional enhancements to its Windows NT-based voice messaging systems and its IVR systems, and a new line of digital key telephone systems.

         The Company currently is focusing its new product development efforts on developing and refining enhancements that will deliver greater features, sophistication, functionality, and value to its current product offerings. For example, the Company currently is developing digital voice mail integration, a new line of commercial grade telephones, and an Internet telephony gateway. In addition, the Company is focusing research and development efforts on the integration of existing and newly developed products to provide complete industry standards-based business communications solutions to its customers. The Company from time to time enters into strategic alliances with third parties related to the development of new products, product lines, or product features. See Item 1, "Business - Research and Development; Strategic Alliances with LGIC and Other Companies."

SALES, MARKETING, AND DISTRIBUTION

         The Company currently markets its products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." The Company also maintains an in-house sales staff that makes direct sales of its IVR products to businesses. The Company in the past has and in the future may market its products on a private label basis to original equipment manufacturers ("OEMs"). The Company derived approximately 80.3%, 15.8%, 2.5% and 1.0% of its total revenue in 1998 from sales to distributors, direct dealers, IVR customers, and OEMs, respectively. The following diagram illustrates the distribution channels for the Company's product lines.

                                     VODAVI

                       INFINITE
      STARPLUS       DIGITAL SYSTEMS     IVR            INTERNATIONAL(1)
      --------       ---------------     ---            -------------
         |                  |             |                   |
         |                  |             |             International
    Distributor             |             |              Distributor
         |                  |             |                   |
         |                  |             |                   |
    Interconnect          Dealer          |                 Dealer
         |                  |             |                   |
         |                  |             |                   |
      End User           End User      End User            End User

----------
(1) The Company currently only sells certain of its voice processing products in international markets.

         WHOLESALE DISTRIBUTORS

         The Company designs and markets its STARPLUS brand of products for sale through wholesale distributors. The distributors resell the Company's products primarily to small local interconnect companies and independent telephone companies, which in turn resell the Company's products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. The Company provides ongoing support and training to enable distributors to sell more effectively the Company's products and to provide the interconnects and independent telephone companies with technical assistance in installation, maintenance, and customer support.

         The Company believes that sales through distributors offers several advantages, including (i) established distribution systems and access to a large number of customer accounts; (ii) maintenance of customer credit facilities and an established inventory of the Company's products; (iii) availability of products in over 600 locations throughout the United States; (iv) security of receivables; (v) reduced needs for direct training by the Company; (vi) effective promotion of the Company's products at trade shows; (vii) geographically dispersed sales forces that can reach customers more effectively than the Company would otherwise be able to do; and (viii) lower support and carrying costs compared with the costs associated with direct sales to a large number of direct dealers.

         During 1998, the Company introduced its STARPLUS Triad line of digital telephone systems for sale through distributors to a limited number of authorized Triad dealers. The Triad product line includes a full array of digital telephone systems ranging from three lines and eight stations up to 384 ports, as well as voice messaging, ACD, CTI, wireless, and other products similar to the Company's INFINITE line of products. The authorized dealers must commit to minimum purchases of Triad or other STARPLUS products and must be trained and certified through a formal product and sales training program conducted by the Company. The Company provides the authorized Triad dealers with order fulfillment, marketing, sales, and product support services.

         Distributors that currently resell the Company's products include Graybar Electric Co., Inc. ("Graybar"), Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target, Power & Telephone Supply Company, GTE Supply Co., Catalyst, Anixter Brothers, Inc., and Capitol. Graybar accounted for 40% and 39% of sales during 1997 and 1998, respectively. The Company's sales and marketing personnel stimulate demand for its products with the smaller interconnects and independent telephone companies that purchase the Company's products from Graybar and other distributors and install these products at the end users' premises. These interconnects and independent telephone companies provide the "pull through" demand for the Company's products from Graybar and other distributors. As a result, the Company believes that a decrease in purchases by Graybar or other distributors would result in only a temporary adverse effect on the Company's operations if interconnects and independent telephone companies would continue to demand the Company's products from other distributors, which in turn would increase their purchases of the Company's products.

         DIRECT DEALERS

         The  Company  developed  its  INFINITE  line of  telephone  systems and related products for sales to direct dealers. These direct dealers are medium and large interconnect companies or local dealers that resell the Company's products directly to end users. The Company believes that the principal advantages of this distribution channel include greater visibility of the Company's product lines and the ability to exert additional control over factors such as pricing of the Company's products. Sales to direct dealers, however, generally involve longer credit terms for the Company, the necessity to provide increased direct marketing and technical support, and additional costs associated with developing and training the independent commissioned sales staff of the various direct dealers to enable them to solicit purchases of the Company's products. The Company has increased the number of direct dealers that sell its INFINITE products from 15 at December 31, 1992 to approximately 100 at December 31, 1998 and continues to seek additional direct dealers for its INFINITE products.

         IN-HOUSE SALES STAFF

         The Company maintains an in-house sales staff that makes direct sales of its IVR products. The Company's in-house sales force also develops relationships with strategic partners, which purchase certain of the Company's products as a base platform, enhance the platform with specialized software that they have developed, and then resell the combined systems.

         INTERNATIONAL SALES

         To date, sales of the Company's products in foreign countries have not represented a significant portion of the Company's revenue. The Company, however, believes that sales of its voice processing products in international markets may increase in the future as demand for features such as voice mail and interactive voice response increases, as touchtone technologies and cellular telephone service become more available and other installed communications infrastructures are improved, and as regulatory differences between countries are eliminated. All of the Company's sales in foreign countries are denominated in U.S. dollars.

RESEARCH AND DEVELOPMENT; STRATEGIC ALLIANCES WITH LGIC AND OTHER COMPANIES

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

         The Company conducts joint development activities with LGIC for the design and development of hardware incorporated into certain of the Company's existing or planned telephone system and commercial grade telephone product lines. Under its joint development projects with LGIC, the Company provides market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGIC provides hardware research, design and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGIC contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGIC produces the finished goods developed under the alliance. To the extent that the Company develops new hardware in conjunction with LGIC or another development partner, the development partner typically retains ownership rights to the new hardware and the Company retains the right to sell products incorporating that hardware throughout North America. See Item 1, "Business - Manufacturing" and Item 1, "Special Considerations - The Company Relies on LGIC as a Strategic Partner." The Company has successfully engaged in such projects with LGIC in the past and believes that it will continue to have access to LGIC's advanced hardware research and development capabilities as the Company develops new product lines.

         The Company also enhances its software development expertise through acquisitions of or licensing arrangements and other strategic alliances with independent third-party developers. The Company has active strategic alliance relationships with other companies that possess expertise in automatic call distribution, small digital key telephone systems, computer telephony, and Internet telephony. The Company believes that its strategic alliances with other companies enables the Company to develop products and bring them to market more quickly and at a lower cost than it would be able to achieve by developing the products internally. The Company intends to pursue additional opportunities to enter into strategic alliances with other companies that possess established expertise in specific technologies in order to co-develop proprietary products, or to acquire such companies in order to develop new products internally.

MANUFACTURING

         The Company obtains its key telephone systems, full-featured commercial grade telephones, and certain of its voice processing systems under manufacturing arrangements with various third-party manufacturers, including LGIC. The Company owns a significant portion of the tooling used by the third-party manufacturers to manufacture its products. The Company's agreements with the third-party manufacturers generally require the manufacturers to produce the Company's products according to the Company's technical specifications, to perform quality control functions or otherwise meet the Company's quality standards for manufacturing, and to test or inspect the products prior to shipment. Pursuant to the manufacturing agreements, the manufacturers provide the Company with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform with the warranties within specified periods. The Company performs final assembly, systems integration, and testing of certain of its automated call distribution, voice mail, automated attendant, interactive voice response, and computer-telephony integration products at its Arizona and Georgia facilities.

         The Company obtains certain of its digital telephone systems and certain of its commercial grade telephones from LGIC, which owns the rights to produce such equipment. The Company purchases products manufactured by LGIC in Korea on a purchase order basis. LGIC owns approximately 18.7% of the Company's outstanding Common Stock. See Item 1, "Special Considerations - The Company Relies on LGIC as a Strategic

Partner" and "Special Considerations - Certain Conflicts of Interest May Arise as a Result of LGIC's Ownership Interest in the Company."

         The Company obtains certain of its analog telephone systems and most of its commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd. ("LGST"), a joint venture between LGIC and Srithai Group, a Thailand-based entity. Pursuant to an agreement with LGST (the "LGST Agreement"), LGST granted the Company the right to distribute and sell throughout the United States and Canada such products manufactured by LGST in Thailand. The LGST Agreement prohibits the Company from purchasing the products covered by the LGST Agreement from any other manufacturer during the term of the agreement. The LGST Agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. The Company makes all purchases pursuant to the LGST Agreement on a purchase order basis. See Item 1, "Special Considerations - The Company Relies on LGIC as a Strategic Partner" and "Special Considerations - Certain Conflicts of Interest May Arise as a Result of LGIC's Ownership Interest in the Company."

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

         The countries in which certain of the Company's products are manufactured have been subject to natural disasters and civil disturbances in the past. These circumstances could affect the Company's ability to obtain certain of its products from its overseas manufacturers. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, the Company has not experienced any significant interruptions of
shipments  to  date.  The   termination  of  any  of  the  agreements  with  its
manufacturers or the inability of the Company to obtain products pursuant to such agreements, even for a relatively short period of time, could have a material adverse effect on the Company's operations. In addition, the countries in which certain of the Company's products are manufactured have been subject to economic problems at times in the past. To date, such economic difficulties have not adversely impacted the Company's ability to obtain its products or the prices the Company pays for its products. There can be no assurance, however, that such difficulties will not impact the Company in the future. See Item 1, "Special Considerations - The Company Depends on Third Parties for Manufacturing" and Item 1, "Special Considerations - The Company Faces Risks Associated with International Manufacturing Sources."

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

         The Company also performs repairs on certain of its products. The Company believes that operating its own repair center provides it with savings on repair expenses as well as increased customer satisfaction as a result of faster turn-around time, improved quality of repairs, and reduced need for repeat repairs.

COMPETITION

         Markets for communications products are extremely competitive. The Company currently competes principally on the basis of the technical innovation and performance of its telephone systems, commercial grade telephones, and other products, including their ease of installation and use, reliability, cost, and the technical support both before and after sales to end users. The Company's competitors in the sale of telephone systems and telephones include Lucent Technologies, Inc., Nortel, Toshiba Information Systems, Inc., Comdial Corporation, Panasonic Communications & Systems Co., Nitsuko, and NEC Corp. Competitors in the supply of voice processing systems include Active Voice Corporation and Applied Voice Technology as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various original equipment manufacturer agreements. Competition in the interactive voice response market includes Intervoice Communications, Inc., Edify Corp., Periphonics, Syntellect, and Brite Voice Systems. In the computer telephony market, the Company competes with many of the same companies indicated above. Most of the Company's competitors are large companies that have greater name recognition and greater financial, technical, marketing, manufacturing, distribution, and personnel resources than the Company. Certain of the Company's product lines compete with products and services provided by the regional Bell operating companies ("RBOCs"), which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features through equipment located in the telephone company's central switching offices. The revenue, profitability, and success of the Company depends substantially upon its ability to compete with other providers of telephone systems and other telephony products. The Company cannot provide assurance that it will continue to be able to successfully compete with such organizations.

PATENTS, TRADEMARKS, AND LICENSES

         As of December 31, 1998, the Company owned six United States patents expiring on various dates beginning in 2000 and ending in 2008. The Company intends to continue to seek patents on its inventions used in its products. The process of seeking patent protection can be expensive and can consume significant management resources. The Company believes that its patents strengthen its negotiating position with respect to future disputes that may arise regarding its technology. However, the Company believes that its continued success depends primarily on such factors as the technological skills and innovative abilities of its personnel rather than on its patents. There can be no assurance that patents will issue from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage to the Company.

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

         Pursuant to an agreement with Executone (the "License Agreement"), the Company possesses a non-exclusive license to use Executone's technology related to certain of the Company's digital telephone systems. The License Agreement prohibits the Company from modifying the technology so that the Company's telephone systems can be used with Executone's products. The License Agreement requires Executone to provide certain technical support necessary for the Company to utilize the technology covered by the agreement. Pursuant to the License Agreement, the Company purchases all of the proprietary components for its digital telephone systems at Executone's cost plus 5%, and the Company pays Executone a royalty fee of 5.3% of the manufactured cost of all of its products that utilize the technology covered by the agreement. The License Agreement expires in 2014.

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

EMPLOYEES

         As of March 26, 1999, the Company employed a total of 164 persons, consisting of 160 full-time employees and four part-time employees at its facilities in Scottsdale, Arizona and Norcross, Georgia. This number includes 33 persons in engineering and product development, 79 in sales, marketing and technical support, 18 in warehouse and distribution functions, 15 in equipment repair, and 19 in administration, including executive personnel. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         Various third-party manufacturers provide the personnel engaged in the manufacture and assembly of the Company's products in South Korea, Thailand, Taiwan, and the People's Republic of China pursuant to the agreements between the Company and the respective manufacturers.

EXECUTIVE OFFICERS

         The following table sets forth information concerning each of the executive officers of the Company:

            NAME             AGE                POSITION
            ----             ---                --------

William J. Hinz..........    53    Chairman of the Board
Gregory K. Roeper........    38    President, Chief Operating Officer, Chief
                                     Financial Officer, Secretary, and Treasurer

         WILLIAM J. HINZ has served as Chairman of the Board of the Company since October 1997 and as a director of the Company since April 1997. Since March 1996, Mr. Hinz has served as Executive Vice President of Operations and a director of Stolper-Fabralloy Company, a precision aerospace engine component manufacturer that is a subsidiary of Triumph Group, Inc., a publicly held company. Mr. Hinz was Vice President of Global Repair and Overhaul Operations for AlliedSignal Aerospace Company from June 1994 until March 1996. During this period, Mr. Hinz also was responsible for aerospace aftermarket merger and acquisition activity. Mr. Hinz served as President of European Operations for AlliedSignal Aerospace Company from December 1991 until June 1994 and served in various other manufacturing management positions with AlliedSignal Aerospace Company from 1968 to 1991.

         GREGORY K. ROEPER has served as the Company's President since December 1998; as Chief Operating Officer since June 1998; as Secretary of the Company since October 1997; and as Chief Financial Officer and Treasurer of the Company since November 1994. Mr. Roeper served as the Company's Executive Vice President
- Finance, Administration, and Operations from December 1997 until December 1998 and as Vice President - Finance from November 1994 until December 1997. From 1982 to 1994, Mr. Roeper was employed by Arthur Andersen LLP, most recently as a Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

THE COMPANY

         The Company was incorporated in Delaware on March 10, 1994. On April 11, 1994, the Company acquired the operating assets of the Vodavi Communications Systems Division (the "Vodavi Division") of Executone. The Vodavi Division and its predecessor had engaged in the design, development, and marketing of key telephone systems, commercial grade telephones, and related products since 1983. In July 1995, the Company acquired from an affiliate of LGIC certain of the assets and liabilities of a telecommunications equipment repair business located in Scottsdale, Arizona. In October 1995, Vodavi-CT, Inc. (formerly Enhanced Systems, Inc.) ("Vodavi-CT") merged with a wholly owned subsidiary of the Company. Vodavi-CT develops and markets voice processing, interactive voice response, and call accounting software products for small, medium, and large businesses, universities, and government organizations in the United States and internationally.

                             SPECIAL CONSIDERATIONS

         INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, IN EVALUATING THE COMPANY AND ITS BUSINESS.

A VARIETY OF FACTORS MAY AFFECT OPERATING RESULTS

         A wide variety of factors affect the Company's operating results and could adversely impact its net sales and profitability. These factors, many of which are beyond the control of the Company, include

         + the Company's ability to identify market segments that have significant growth potential and to successfully market its products and services to those market segments;

         +    the  Company's   ability  to  maintain  the  product   design  and
              production capabilities necessary to design and produce innovative and desirable product lines on a timely and cost-effective basis;

         + the Company's success in maintaining customer satisfaction with its products;

         +    market acceptance of new products or technological innovations;

         + the Company's ability to establish and maintain strong and long-lasting relationships with the wholesale distributors and direct dealers that distribute its products;

         +    the Company's  success in encouraging its distributors and dealers
              to  promote  the  Company's   products   ahead  of  those  of  its
              competitors;

         + the level and timing of orders placed by customers that the Company can complete in a quarter;

         +    customer order patterns and seasonality;

         +    changes in product mix;

         + the performance and reliability of the telephone systems, voice processing systems, and computer-telephony products designed and marketed by the Company;

         +    the life cycles of its products;

         + the ability of the Company and its third-party manufacturers to produce the Company's products and product components in an efficient, timely, and high-quality manner;

         + the availability and cost of raw materials, equipment, and supplies;

         +    the availability and terms of adequate financing;

         +    the timing of expenditures in anticipation of orders;

         + the cyclical nature of the businesses, industries, and markets served by the Company;

         +    technological changes;

         +    the introduction of new products by competitors; and

         + competition and competitive pressures on prices which, among other things, may decrease gross margins.

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

THE COMPANY DEPENDS ON THIRD PARTIES FOR MANUFACTURING

         The Company depends upon third parties to manufacture its products. Although the Company owns most of the equipment, tools, dies, and molds utilized in the manufacturing process, the Company has limited control over the manufacturing processes. As a result, certain difficulties could have a material adverse effect on the Company, including any difficulties encountered by the third-party manufacturers that result in

         +    product defects,

         +    production delays,

         +    cost overruns, or

         +    the inability to fulfill orders on a timely basis.

The Company's operations would be adversely affected if the Company were to lose its relationship with any of its suppliers, if any of its suppliers' operations were interrupted or terminated, or if overseas or air transportation services were disrupted even for a relatively short period of time. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to locate and utilize alternative sources of supply. The Company currently maintains a $5.2 million insurance policy to cover lost revenue in the event of certain interruptions in purchases from its overseas manufacturers.

THE COMPANY FACES RISKS ASSOCIATED WITH INTERNATIONAL MANUFACTURING SOURCES

         The Company currently obtains certain of its products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, Taiwan, and the People's Republic of China. See Item 1, "Business - Manufacturing" for a description of the material terms of certain of these arrangements. The Company believes that production of its product lines overseas enables the Company to obtain these items on a cost basis that enhances the ability of the Company to market them profitably. The Company's reliance on the third-party manufacturers to provide personnel and facilities in these countries, the Company's maintenance of equipment and inventories abroad, and the potential imposition of quota limitations on imported goods from certain Far East countries expose it to certain economic and political risks, including the following:

         +    the  business   and   financial   condition  of  the   third-party
              manufacturers;

         +    political and economic conditions abroad;

         + the possibility of expropriation, supply disruption, currency controls, and exchange fluctuations; and

         +    changes in tax laws, tariffs, and freight rates.

Although the economic situation in Asia in recent years has not resulted in any adverse changes in the prices that the Company pays for its products, an
extended  period  of  financial   pressure  on  overseas   markets  or  currency
devaluations that result in a financial setback to the Company's overseas manufacturers could have an adverse impact on the Company's operations. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, the Company has not experienced any significant interruptions to date in obtaining its products from third-party manufacturers.

THE COMPANY RELIES ON LGIC AS A STRATEGIC PARTNER

         During 1998, LG Electrontics, Inc. ("LGE") transferred certain of its assets related to business communications systems to LGIC. The Company now relies on LGIC to supply certain key telephone systems and commercial grade telephones as well as on LGIC's engineering, hardware and circuit development, and manufacturing capabilities. The Company now purchases a significant portion of its key telephone systems and commercial grade telephones from LGIC and LGST, an affiliate of LGIC. During 1997, the Company purchased $18.8 million of such products from LGE and LGST, constituting approximately 63.5% of total purchases during 1997. During 1998, the Company purchased $16.3 million of product from LGIC, LGE, and LGST, constituting approximately 60% of total purchases of such products during 1998. See Item 1, "Business - Manufacturing" and Item 1, "Special Considerations - Certain Conflicts of Interest May Arise as a Result of LGIC's Ownership Interest in the Company." The Company currently obtains products from LGIC on a purchase order basis and cannot provide assurance that it will be able to secure long-term manufacturing arrangements for the products it currently obtains from LGIC. LGIC has no formal commitments to support the business or operations of the Company.

THE COMPANY FACES RISKS ASSOCIATED WITH COMPETITION

         The Company engages in an intensely competitive business that has been characterized by price erosion, rapid technological change, and foreign competition. The Company competes with major domestic and international companies. Many of the Company's competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. Emerging companies also may increase their participation in the telephone systems and peripherals markets. Principal competitors include


   + Lucent Technologies, Inc.                 + Active Voice Corporation
   + Nortel                                    + Applied Voice Technology
   + Toshiba Information Systems, Inc.         + Intervoice Communications, Inc.
   + Comdial Corporation                       + Edify Corp.
   + Panasonic Communications & Systems Co.    + Periphonics
   + Nitsuko                                   + Syntellect
   + NEC Corp.                                 + Brite Voice Systems

         The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the following:

         + the quality, performance, reliability, features, ease of use, pricing, and diversity of its product lines;

         +    the quality of its customer services;

         +    its ability to address the needs of its customers;

         + its success in designing and manufacturing new products, including those implementing new technologies;

         + the availability of adequate sources of raw materials, finished components, and other supplies at acceptable prices;

         +    its efficiency of production;

         + the rate at which end users upgrade or expand their existing telephone systems, applications, and services;

         +    new product introductions by the Company's competitors;

         + the number, nature, and success of its competitors in a given market; and

         +    general market and economic conditions.

The Company currently competes principally on the basis of the technical innovation and performance of its telephone systems, commercial grade telephones, voice processing products, and computer-telephony products, including their ease of use, reliability, cost, timely introduction, delivery schedules, and after-sale service and technical support. The Company may not continue to be able to compete successfully in the future.

THE COMPANY DEPENDS ON NEW PRODUCTS AND TECHNOLOGIES

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

         The Company's future operating results will depend to a significant extent on its ability to identify, develop, and market enhancements or improvements to existing product lines as well as to introduce new product lines that compare favorably on the basis of time to introduction, cost, and performance with the product lines offered by competitors. The success of new product lines depends on various factors, including proper market segment selection, utilization of advances in technology, innovative development of new product concepts, timely completion and delivery of new product lines, efficient and cost-effective features, and market acceptance of its products. Because of the complexity of the design and manufacturing processes required by the Company's products, the Company may experience delays from time to time in completing the design and manufacture of improvements to existing product lines or the introduction of new product lines. In addition, customers or markets may not accept new product lines. The failure of the Company to design and implement enhancements to existing product lines or the failure of the Company to introduce new products on a timely and cost-effective basis would adversely affect the Company's future operating results.

         Complex software programs, such as those developed by the Company or other software sources and incorporated into the Company's products, occasionally contain errors that are discovered only after the product has been installed and used by many different customers in a variety of business operations. Although the Company conducts extensive testing of the software programs included in its products, the Company may not successfully detect and eliminate all such errors in its products prior to shipment. Significant programming errors in product software could require substantial design modifications that may create delays in product introduction and shipment and that could result in an adverse impact on the Company's goodwill as well as on its operating results.

THE COMPANY RELIES ON AN INDEPENDENT DISTRIBUTION NETWORK

         The Company currently markets its products through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." Distributors generally maintain inventories in amounts that they consider sufficient to fill anticipated orders for at least a two-month period of time. A decline in the volume of sales made by distributors, however, could result in inventory levels that exceed anticipated sales, which could delay purchases of additional products from the Company until the distributors' inventories reach re-ordering levels. Direct dealers generally stock inventories only in quantities deemed sufficient to fill anticipated short-term orders. As a result, distributors and direct dealers generally cancel orders and delay or change volume levels on short notice to the Company.

         The Company depends upon independent distributors and direct dealers to sell its products to end users, to perform installation services, and to perform service and support functions after the sale. Other telephone system manufacturers compete intensely for the attention of the same distributors and direct dealers, most of which carry products that compete directly with the Company's products. The Company may not be able to maintain favorable relationships with the distributors and direct dealers that currently carry its product lines in order to encourage them to promote and sell its products instead of those of its competitors. In addition, the Company may not be able to develop such relationships with additional distributors and dealers in the future. See Item 1, "Business - Sales, Marketing, and Distribution."

         Graybar accounted for 40% of sales during 1997 and 39% of sales during 1998. Accounts receivable from Graybar comprised approximately 32% of total accounts receivable at December 31, 1998.

THE COMPANY FACES RISKS ASSOCIATED WITH PATENTS, LICENSES, AND INTELLECTUAL PROPERTY

         The Company's success depends in part upon its ability to protect its proprietary technology. The Company relies on a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary technology. The Company has acquired certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes. The Company faces risks associated with its intellectual property, including the following:

         + the steps taken by the Company to protect its proprietary rights may be inadequate to protect misappropriation of such rights;

         + third parties may independently develop equivalent or superior technology;

         +    the  process  of  seeking  patent   protection  can  be  long  and
              expensive, and patents may not issue from future applications;

         + existing patents or any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company;

         + the Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources;

         + the Company may commence litigation to enforce patents or other intellectual property rights, or to defend the Company against claimed infringement of the rights of others, which could result in substantial cost to and diversion of effort by the Company.

         As is typical in the telecommunications industry, the Company from time to time has received, and in the future may receive, allegations of possible infringement of patents or other intellectual property rights of others. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms. In the event that a third party alleges that the Company is infringing its rights, the Company may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could materially and adversely affect the Company, its result of operations, or prospects.

THE COMPANY MUST BE ABLE TO MANAGE ITS GROWTH

         The failure of the Company to manage its growth in an effective manner could have a material adverse effect on the Company's operations. The Company's ability to manage its growth effectively in the future will require it to

         +    enhance its operational, financial, and management systems;

         +    expand its facilities and equipment;

         + successfully hire, train, and motivate additional employees, including the technical personnel necessary to design the software used in the Company's telephone systems, voice processing products, and computer-telephony products; and

         +    integrate   new   software   systems   with   evolving    hardware
              technologies.

         The Company may be required to increase staffing and other expenses as well as its capital expenditures in order to meet the demand for its products and services. Customers, however, generally do not commit to firm purchase orders for more than a short time in advance. Any increase in the Company's expenditures in anticipation of future orders would adversely affect the Company's profitability if those orders do not materialize. The development of new products or product enhancements or unexpected customer orders also may require rapid increases in design and production services. Such increases in design and production services place excessive short-term burdens on the Company's resources.

THE TELECOMMUNICATIONS INDUSTRY IS CYCLICAL

         The telecommunications industry has experienced economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. The

Company has sought to reduce its exposure to industry downturns by targeting its product lines towards small to medium-sized businesses, which the Company believes will sustain continued growth in the near and long term, resulting in a steadily increasing demand for enhanced and upgraded telephone systems and voice processing products. However, the Company may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. In addition, although the Company has not experienced significant quarterly sales fluctuations in the past, the size and timing of sales of its new voice processing and computer-telephony products may vary from quarter to quarter to a greater extent in future periods. The expanding importance of these new products could result in significant variations in the Company's overall operating results on a quarterly basis.

THE COMPANY MUST FINANCE THE EXPANSION OF ITS BUSINESS AND THE DEVELOPMENT OF NEW PRODUCTS

         To remain competitive, the Company must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, any failure of the Company to increase net sales sufficiently to offset the increased costs may adversely affect the Company's operating results. The Company from time to time may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand the Company's design and production facilities and equipment. The Company cannot predict the timing and amount of any such capital requirements. Such financing may not be available or, if available, may not be available on terms satisfactory to the Company. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new products at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SHORTAGE OF RAW MATERIALS AND SUPPLIES

         The principal raw materials and components used in producing the Company's products consist of

         +    semiconductor components,

         +    unfinished printed circuit boards,

         +    molded plastic parts,

         +    metals, and

         +    packaging materials.

The third-party manufacturers of the Company's products acquire these raw materials primarily from Asian sources, which indirectly subjects the Company to certain risks, including supply interruptions and currency price fluctuations. Purchasers of these materials, including the Company and its third-party manufacturers, from time to time experience difficulties in obtaining such materials. The suppliers of these materials currently are adequately meeting the requirements of the Company. The Company also believes that there are alternate suppliers for most of these materials.

         Voice processing boards that are used in certain of the Company's voice processing and interactive voice response products currently are available from a limited number of sources. The Company currently purchases most of its requirements for voice processing boards from Dialogic on a purchase order basis. The failure of the Company to obtain voice processing boards from Dialogic at any time that alternative sources of similar components are not readily available could adversely affect the Company's ability to deliver certain of its product lines.

THE COMPANY DEPENDS ON MANAGEMENT AND OTHER KEY PERSONNEL

         The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management and technical personnel. The

Company does not have employment agreements with any of its executive officers. The Company, however, maintains agreements with each of its officers and employees that prohibit such persons from disclosing confidential information obtained while employed with the Company. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect the Company's business prospects. The Company cannot provide assurance that it will be able to retain its current personnel or that it will be able to attract and retain necessary additional personnel. The Company's internal growth and the expansion of its product lines will require additional expertise in such areas as software development, operational management, and marketing. Such growth and expansion activities will increase further the demand on the
Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products may not function properly when processing transactions that include dates on and after January 1, 2000. The Company has completed its assessment of its existing products and has modified or upgraded those products to be Year 2000 compliant. The Company believes that it will be able to pass along to its customers the cost of upgrading installed products that are no longer covered by the Company's product warranties. The Company currently is evaluating its entire internal computer system with respect to a proposed program to upgrade its existing hardware and software or to install new hardware and software systems intended to improve the content, quality, and flow of information within the Company as well as to address any Year 2000 issues that may exist. Although the Company has not completed the evaluation of its Year 2000 compliance issues and is not able to quantify the costs that it may incur in order to eliminate any Year 2000 issues that may exist, the Company currently does not believe that the total cost to the Company of addressing its Year 2000 compliance issues will have a material adverse effect on the Company's financial condition or results of operations. The Company currently is evaluating the Year 2000 issue as it relates to computer systems operated by third parties, including suppliers and financial institutions, with which the Company's systems interface. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000 Compliance."

CERTAIN CONFLICTS OF INTEREST MAY ARISE AS A RESULT OF LGIC'S OWNERSHIP INTEREST IN THE COMPANY

         LGIC owns approximately 18.7% of the Company's outstanding Common Stock. The Company obtains certain of its digital telephone systems and certain of its commercial grade telephones from LGIC and obtains certain of its analog telephone systems and most of its commercial grade telephone and replacement parts for such telephones from LGST, an affiliate of LGIC. See Item 1, "Business
- Manufacturing" and "Special Considerations - The Company Relies on LGIC as a Strategic Partner." As a result of LGIC's indirect ownership interest in the Company, an inherent conflict of interest exists in establishing the volume and terms and conditions of such purchases. In order to mitigate such conflicts, all decisions with respect to such purchases will be made by officers of the Company and reviewed by directors of the Company who have no relationship with LGIC.

         The Company, LGIC, and certain other stockholders of the Company are parties to a stockholders' agreement. At any time that the Company issues shares of its Common Stock in an amount representing 1% or more of its outstanding Common Stock, the stockholders' agreement gives LGIC the right to purchase from the Company a sufficient number of shares as may be required to enable LGIC to maintain the percentage of ownership of Common Stock that existed immediately prior to such issuance. The stockholders' agreement also requires Glenn R. Fitchet and Steven A. Sherman, former officers and directors of the Company, to vote their shares of Common Stock to elect as directors of the Company that number of persons designated by LGIC that comprises a percentage of the Board of Directors equal to LGIC's then percentage of ownership of the Company's Common Stock, provided that so long as LGIC owns 8% or more of the Company's outstanding Common Stock, Messrs. Fitchet and Sherman will vote their shares to the elect at least one designee of LGIC as a director.

THE COMPANY'S STOCK PRICE MAY BE VOLATILE

         The trading price of the Company's Common Stock in the public securities market could be subject to

         + wide fluctuations in response to quarterly variations in operating results of the Company or its competitors,

         + actual or anticipated announcements of technological innovations or new product developments by the Company or its competitors,

         +    changes  in  analysts'   estimates  of  the  Company's   financial
              performance,

         +    developments or disputes concerning proprietary rights,

         +    regulatory developments,

         +    general industry conditions,

         +    worldwide economic and financial conditions, and

         +    other events and factors.

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

RIGHTS TO ACQUIRE SHARES

         A total of 850,000 shares of Common Stock have been reserved for issuance upon exercise of options granted or that may be granted under the Company's stock option plan and other options granted to consultants. Options to acquire 197,200 shares of Common Stock at a weighted average exercise price of $4.85 per share currently are outstanding under the stock option plan. In addition, the Company sold to the underwriter of its initial public offering warrants to purchase 133,333 shares of Common Stock. Those warrants have an exercise price per share of $7.20 and are exercisable until October 2000. In
February 1999, the Company issued to an investor relations firm warrants to acquire an aggregate of 122,500 shares of Common Stock. Those warrants have exercise prices ranging from $4.00 to $6.50 per share and are exercisable until February 2004. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options or warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options or warrants.

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices and could impair the Company's ability to raise capital through the sale of its equity securities. Approximately 1,715,000 shares of Common Stock, including 1,360,030 shares held by the Company's directors, executive officers, and LGIC, currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under the Company's stock option plan generally will be eligible for sale in the public market. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of Common Stock and could dilute earnings per share.

CHANGE IN CONTROL PROVISIONS

         The Company is subject to provisions under Delaware corporate law that would require the Company to obtain certain approvals from the Board of Directors or stockholders in order to engage in a business combination with an interested stockholder under certain circumstances. The Company's Amended Certificate of Incorporation and Bylaws also contain a number of other provisions relating to corporate governance and to the rights of stockholders. These provisions

         + authorize the Board of Directors to fill vacancies on the Board of Directors;

         + authorize the Board of Directors to issue preferred stock in series with such voting rights and other powers as the Board of Directors may determine; and

         + require the affirmative vote of two-thirds of the directors then in office to approve:

              -- a public offering of the capital stock of the Company;
              -- the merger with or the  acquisition of another  business or the acquisition of a significant amount of the assets of another business;
              -- the sale of a significant amount of the assets of the Company; -- the Company entering into contracts with stockholders or directors of the Company;
              -- the  assumption or acquisition by the Company of debt in excess of $1.0 million; and
              -- any amendment of the Amended  Certificate of Incorporation  and
                 Bylaws of the Company or its wholly owned subsidiary Vodavi Communications Systems, Inc.

These provisions in the Company's Amended Certificate of Incorporation and Bylaws and Delaware corporate law may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders.

THE COMPANY DOES NOT PAY CASH DIVIDENDS

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business. Furthermore, the terms of the revolving line of credit facility between Vodavi Communications Systems, Inc., a wholly owned subsidiary of the Company ("VCS") and General Electric Capital Corporation ("GE Capital") prohibit VCS from paying dividends to the Company without the consent of GE Capital. This restriction could limit the Company's ability to pay dividends in the future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements and information contained in this Report concerning future, proposed, and anticipated activities of the Company; certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the telecommunications industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

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

ITEM 3. LEGAL PROCEEDINGS

         On September 20, 1996, the Company and Vodavi-CT filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Vodavi-CT, in the United States District Court for the District of Arizona. The lawsuit subsequently was transferred to the Northern District of Georgia, Atlanta Division (No. 1-98-CV-18-CAM). The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Vodavi-CT in 1995; breached certain terms of their respective employment contracts with Vodavi-CT; and converted certain corporate assets of Vodavi-CT, breached their fiduciary duties to Vodavi-CT, and misappropriated certain corporate opportunities for their own benefit. The Company and Vodavi-CT are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2563), against the Company and Vodavi-CT. The lawsuit alleges that Vodavi-CT breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment. Messrs. Mittel and Taslimi are seeking damages in an amount to be determined at trial, plus costs and attorneys fees. The parties have commenced discovery in the lawsuits. In January 1999, the parties filed motions for summary judgment with respect to portions of their respective claims. The Company intends to proceed with its lawsuit against Messrs. Mittel and Taslimi and is vigorously defending the lawsuit filed by them against the Company and Vodavi-CT.

         On November 9, 1998, Paradygm Communications, Inc. ("Paradygm") and R.C. Patel ("Patel") filed a lawsuit against VCS in the Superior Court of Gwinnett County, Georgia (Case No. 98-A-8744-6). The complaint alleges that VCS
(i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. The Company intends to vigorously defend this lawsuit.

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

                                                              HIGH       LOW
                                                              ----       ---
1996:
     First quarter...................................        $7.38      $5.25
     Second quarter..................................         8.88       5.88
     Third quarter...................................         8.13       5.25
     Fourth quarter..................................         5.88       2.88

1997:
     First quarter...................................        $4.75      $3.30
     Second quarter..................................         5.38       2.63
     Third quarter...................................         5.50       4.13
     Fourth quarter..................................         6.00       4.13

1998:
     First quarter...................................        $4.50      $3.25
     Second quarter..................................         3.97       2.75
     Third quarter...................................         3.25       1.75
     Fourth quarter..................................         3.50       1.81

1999:
     First quarter (through March 26, 1999)..........        $3.63      $2.38


         On March 26, 1999, the closing sales price of the Common Stock was $2.75 per share. As of March 26, 1999, there were 31 holders of record and approximately 640 beneficial owners of the Company's Common Stock.

         The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. In addition, the Company's credit facility with GE Capital restricts the Company's ability to pay cash dividends.

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

                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               VODAVI
                             DIVISION(1)
                             -----------                         THE COMPANY
                            THREE MONTHS    -----------------------------------------------------
                           ENDED MARCH 31,                  YEAR ENDED DECEMBER 31,
                           --------------   -------------------------------------------------------
OPERATING DATA:                 1994        1994(2)       1995        1996        1997      1998
                                ----        -------       ----        ----        ----      ----
Revenue....................... $8,587       $29,140     $39,601     $46,154     $47,675    $47,983
Gross margin..................  2,418         8,613      12,404      15,312      15,667     15,858
Operating expenses............  1,872         6,291      10,399      13,749      13,828     14,414
Asset impairment and
   restructuring charges......     --            --          --       4,805         819         --
Operating income (loss).......    546         2,322       2,055      (3,242)      1,020      1,444
Interest & other expenses.....     --           576       1,130         840         663        791
Pretax income (loss)..........    546         1,746         875      (4,082)        357        653
Income taxes..................     --           693         417         327         142       (331)
Net income (loss).............    546         1,053         458      (4,409)        215        984
Net income (loss) per share,
   diluted....................    N/A         $0.55       $0.17      $(1.02)      $0.05      $0.23
Weighted average shares
   outstanding, diluted.......    N/A     1,917,346   2,769,434   4,342,238   4,342,238  4,342,238


                              AS OF MARCH 31,               AS OF DECEMBER 31,
                              --------------  -----------------------------------------------
BALANCE SHEET DATA:               1994          1994     1995       1996      1997     1998
                                  ----          ----     ----       ----      ----     ----
Assets:
 Current assets................  $12,034      $14,122   $17,719   $16,591   $19,507   $16,766
 Property and equipment........      452          635     1,731     2,465     2,616     2,663
 Goodwill......................       --        2,833     7,089     2,547     2,395     2,244
 Other.........................       --          357       931       815     1,146     1,169
                                 -------      -------   -------   -------   -------   -------
                                 $12,486      $17,947   $27,470   $22,418   $25,664   $22,842
                                 =======      =======   =======   =======   =======   =======
Liabilities:
 Current liabilities...........   $3,128       $5,316    $5,706    $7,292    $7,115    $4,333
 Long-term debt................       --        8,574     7,884     5,588     8,752     7,711
 Other long-term obligations...       --           --        69       137       182       199
 Due to parent.................    2,705           --        --        --        --        --
                                 -------      -------   -------   -------   -------   -------
Total liabilities..............    5,833       13,890    13,660    13,017    16,049    12,243
Stockholders' equity...........    6,653        4,057    13,810     9,401     9,615    10,599
                                 -------      -------   -------   -------   -------   -------
                                 $12,486      $17,947   $27,470   $22,418   $25,664   $22,842
                                 =======      =======   =======   =======   =======   =======

----------
(1) Prior to the acquisition by the Company, the Vodavi Division operated as a separate division within a publicly held company. See Item 1, "Business -- History of the Company." As a result, share information is not applicable.

(2) Excludes the results of operations of the Vodavi Division prior to April 1, 1994, the effective date of the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

ANNUAL RESULTS

         The following table summarizes the operating results of the Company for the periods indicated. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Report.

                                                    YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------
                                      1996                  1997                  1998
                                ----------------      ----------------     ----------------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
                                   $         %           $         %          $         %
                                -------    -----      -------    -----     -------    -----
Revenue ....................    $46,154    100.0%     $47,675    100.0%    $47,983    100.0%
Cost of goods sold .........     30,842     66.8%      32,008     67.1%     32,125     67.0%
                                -------    -----      -------    -----     -------    -----
   Gross margin ............     15,312     33.2%      15,667     32.9%     15,858     33.0%
Operating expenses:
Engineering and product
   development .............      2,161      4.7%       2,101      4.4%      1,616      3.4%
Selling, general, and
   administrative ..........     11,588     25.1%      11,727     24.6%     12,798     26.7%
Asset impairment and
     restructuring charges..      4,805     10.4%         819      1.7%         --      0%
                                -------    -----      -------    -----     -------    -----
Operating income (loss) ....     (3,242)    (7.0)%      1,020      2.2%      1,444      2.9%
Other income (expense), net        (840)     1.8%        (663)    (1.4)%      (791)    (1.6)%
                                -------    -----      -------    -----     -------    -----
Pretax income (loss) .......     (4,082)    (8.8)%        357      0.8%        653      1.3%
Income tax expense (benefit)        327      0.7%         142      0.3%       (331)    (0.7)%
                                -------    -----      -------    -----     -------    -----
Net income (loss) ..........    $(4,409)    (9.5)%    $   215      0.5%    $   984      2.0%
                                =======    =====      =======    =====     =======    =====

REVENUE

         Revenue in 1998 increased slightly to $48.0 million over revenue of approximately $47.7 million in 1997. Sales of key telephone products increased by approximately $1.3 million over 1997 and sales of voice mail systems increased by approximately $2.0 million over sales of those products in 1997. These sales increases were offset, however, by an approximately $1.8 million decrease in sales of commercial grade telephones and an approximately $1.6 million decrease in sales to OEMs. The Company intends to continue emphasizing sales of its newer product lines, such as its new voice mail systems, which were well-received in 1998. The Company also is taking steps to slow the decrease in sales of its current line of commercial grade telephones and plans to introduce a new line of commercial grade telephones in 1999.

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

COST OF GOODS SOLD

         Gross margins increased slightly to 33.0% of revenue in 1998 as compared with 32.9% in 1997. Although sales of higher-margin voice mail systems increased substantially during 1998, overall gross margins remained relatively constant as a result of increased rebates provided primarily to wholesale distributors and the interconnects to which those distributors sell the Company's products. The Company provided the increased rebates in order to stimulate "pull through" demand for its products.

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

ENGINEERING AND PRODUCT DEVELOPMENT

         Expenditures related to engineering and product development decreased to approximately $1.6 million in 1998 as compared with $2.1 million and $2.2 million in 1997 and 1996, respectively. This decrease is due to the elimination of several engineering and products development positions within the Company. The Company believes the elimination of these positions will have no effect on new product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased to approximately $12.8 million in 1998 as compared with $11.7 million in 1997. As a percentage of revenue, SG&A expenses increased to 26.7% in 1998 as compared with 24.6% in 1997. This increase can be attributed primarily to an increase in personnel in sales and marketing functions.

         SG&A expenses were approximately $11.7 million in 1997, an increase of approximately $100,000, or 1.0%, over SG&A expenses in 1996 of approximately $11.6 million. As a percentage of revenue, SG&A expenses declined to 24.6% in 1997 as compared with 25.1% in 1996. The recognition of the impairment loss related to Vodavi-CT in the fourth quarter of 1996, as described below, resulted in the elimination of goodwill amortization of approximately $460,000 annually. After considering the impact of this, SG&A expenses increased approximately $480,000 in 1997, primarily as a result of additional personnel in sales and marketing functions.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

         In 1996, the Company recorded a $4.2 million write-down of the goodwill associated with the acquisition of Vodavi-CT in accordance with Statement of Financial Accounting Standard No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR ASSETS TO BE DISPOSED OF. The Company determined that the write-down was appropriate after evaluating the impact of several events that occurred in the latter part of 1996, including communications from a customer that purchase levels to which the customer had previously committed would not be met. The write-down of the goodwill of Vodavi-CT resulted in a reduction of goodwill amortization of approximately $460,000 annually. In 1996, the Company also accrued approximately $600,000 in restructuring reserves related to the operations of Vodavi-CT. These reserves included the costs of relocating new management to Atlanta, Georgia; costs related to the Company's lawsuit against the former owners of Vodavi-CT; costs related to the settlement of an outstanding legal matter; and other expenses related to the management change.

         In the fourth quarter of 1997, the Company began implementing a restructuring plan designed to increase the Company's focus and competitive position in the industry. As part of this plan, the Company determined to implement certain personnel reductions as well as to cancel certain product lines. The Company has recorded a charge of $820,000 in the fourth quarter related to severance charges for the personnel reductions as well as the costs associated with the abandonment of the various products. At December 31, 1997, approximately $700,000 was included in accrued liabilities as restructuring reserves on the Company's balance sheet.

         During 1998, approximately $412,000 and $196,000 was charged against the reserve for severance payments and legal fees, respectively. The remaining restructuring reserve balance included in accrued liabilities at December 31, 1998, was approximately $92,000, which relates to legal fees.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net consists primarily of interest expense. Interest expense was approximately $791,000, $663,000, and $840,000, in 1998, 1997, and 1996, respectively. The $128,000 increase in interest expense in 1998 can be attributed to an increase in borrowings as a result of increased levels of inventory and receivables. The $177,000 reduction in interest expense in 1997 is attributable to the lower interest rate obtained in connection with the renewal of the Company's operating line of credit with GE Capital. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INCOME TAXES

         The effective rate of the Company's income tax provision was (50.7)%, 31.6%, and (8.0)%, in 1998, 1997, and 1996 respectively. The Company utilized research and development tax credits of approximately $509,000 in 1998 and approximately $100,000 in 1997, which favorably impacted the effective tax rate in each of those years. The Company's effective tax rate in 1996 was impacted by the asset impairment and restructuring charges taken in 1996, as described above. The write-down of the goodwill associated with the acquisition of Vodavi-CT was not deductible, which also impacted the effective rate for 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $796,000 in cash at December 31, 1998. The Company's cash accounts are swept regularly and applied against the Company's operating line of credit, as described below. The Company's borrowings against its available operating line of credit at December 31, 1998 were approximately $7.7 million, which represents a $900,000 decrease from its borrowings of $8.6 million at December 31, 1997. The decrease is attributed to the increase in current assets of approximately $2.7 million over the same period. At December 31, 1998, the Company had total availability under its operating line of credit of approximately $2.0 million, with $200,000 reserved for standby letters of credit and $1.25 million reserved for maintaining the minimum availability covenant, resulting in net availability of $550,000.

         The Company has a $12.0 million revolving line of credit with GE Capital that extends through April 2000. Borrowings under the line of credit bear interest at 2.5% over the 30-day commercial paper rate, which resulted in a borrowing rate of 7.8% at December 31, 1998. Available borrowings under the line of credit depend upon the accounts receivable and inventories of VCS and are secured by substantially all of the Company's assets. The line of credit contains certain financial covenants that are customary for similar credit facilities and also prohibits VCS from paying dividends to the Company without the consent of GE Capital. At December 31, 1998, the Company was in compliance with all of the covenants.

         The Company has several capital lease agreements with interest rates ranging from 9% to 13%. These agreements generally have terms of 24 months and provide the Company with the option to purchase the leased equipment for a nominal amount at the end of the lease term.

         The Company has no significant outstanding commitments other than its existing lease agreements and commitments under a royalty agreement, as described in the Notes to the Consolidated Financial Statements.

         The Company believes that its working capital and credit facilities will be sufficient to finance its internal growth for the foreseeable future. Although the Company currently has no acquisition targets, it may explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

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

         The Company currently is evaluating its entire internal computer system and has engaged a third-party consultant in connection with the upgrade of certain of its existing financial and accounting systems, including software related to order entry, inventory management, materials planning, and accounts payable and receivable. These upgrades are intended to improve the content, quality, and flow of information within the Company, as well as to address any Year 2000 issues that may exist. As of the filing date of this Report, these projects are approximately 75 to 85% complete. The Company currently plans to test the upgrades to this system in May 1999. The Company estimates that the cost of these upgrades will be approximately $25,000.

         The Company has been advised that certain of the computer processing platforms and networks and certain software systems used in connection with its operations, other than the financial and accounting systems described above, may not be Year 2000 compliant. The Company currently is assessing the extent of such non-compliance and intends to develop a program to brings those systems into Year 2000 compliance during calendar 1999. A failure of its computer systems as a result of Year 2000 issues could have a material adverse effect on the Company's operations.

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

         Certain of the Company's products contain software and hardware that perform functions based upon date-related information. The Company has identified those of its existing products that are not Year 2000 compliant and has completed development of upgrades or modifications to those products that will enable them to process Year 2000 dates without malfunctioning. The Company believes that it will be able to pass along to its customers costs related to upgrading installed products that are no longer covered by the Company's product warranties. The Company also believes that the costs related to upgrading installed products that remain under the Company's product warranties would be relatively insignificant. To date, the Company has incurred approximately $15,000 in costs associated with the development of Year 2000 compliance upgrades. The inability of the Company to develop and provide on a timely basis product modifications that may be required could result in a material adverse effect on the Company, including increased warranty costs, customer satisfaction issues, and potential litigation.

         The Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. The Company currently is evaluating the Year 2000 issue as it relates to computer systems operated by all of the third parties, including manufacturers, suppliers, customers, and financial institutions, with which the Company's systems interface. The failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results. As of the filing date of this Report, the Company has not formulated a contingency plan with respect to the Year 2000 compliance issues described above.

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

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1999 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

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

(c) EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
------                             -------
3.1      Amended Certificate of Incorporation of the Registrant(l)
3.2      Amended and Restated Bylaws of the Registrant(l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share(1)
4.2      Form of  Underwriter's  Warrant(l)
10.2 Security Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(l)
10.3 Stock Pledge and Security Agreement dated as of April 11, 1994 between the Registrant and General Electric Capital Corporation(l)
10.7 Patent Collateral Assignment Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.8 Trademark Security Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.9     Vodavi  Technology,  Inc. Second Amended and Restated 1994 Stock Option
         Plan(8)
10.10 Stockholders' Agreement among the Registrant, V Technology Holdings Corp., GoldStar Telecommunication Co., Ltd., The Sherman Group, The Opportunity Fund, Steven A. Sherman, and Glenn R. Fitchet, dated March 28, 1994, and Amendment Agreement dated April 5, 1995(1)
10.11 Escrow Agreement dated as of March 28, 1994 between the Registrant, GoldStar Telecommunication Co., Ltd., Steven Sherman, Glenn R. Fitchet and STKK Service Company, as Escrow Agent(l)
10.12 Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and Vodavi Communication Systems, a division of Executone Information Systems, Inc.(l)
10.13 Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc.(l)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd.(2)
10.14 License Agreement dated as of March 31, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.(l)
10.15 Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.(l)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc.(3)
10.20 Agreement dated June 14, 1995 between Wong's Electronics Co., Ltd. and Vodavi Communications Systems, Inc.(3)

10.21 Master Lease Agreement dated May 31, 1996, between Matrix Funding Corporation and Vodavi Communications Systems, Inc.(4)
10.22 Master Lease Agreement dated October 7, 1996, between Matrix Funding Corporation and Vodavi Communications Systems, Inc.(5)
10.23    Amended  and  Restated  Credit  Agreement  dated as of April  11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997(2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation(2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.26 Security Agreement dated as of June 11, 1997 between Arizona Repair Services, Inc. and General Electric Capital Corporation(2)
10.27 Guaranty Agreement dated as of June 11, 1997, by and among Arizona Repair Services, Inc., Enhanced Systems, Inc., and General Electric Capital Corporation(2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.30 Strategic Alliance Agreement dated May 22, 1997 between Vodavi Communications Systems, Inc. and Paradygm Communications, Inc.(2)
10.31 OEM Agreement dated August 15, 1997 between Vodavi Communications Systems, Inc. and Fujitsu Business Communication Systems, Inc.(6)
10.32 OEM Purchase Agreement dated as of April 11, 1997, between Santa Barbara Connected Systems Corporation and Enhanced Systems, Inc.(8)
10.33 Consulting Agreement dated as of December 5, 1997 between Vodavi Technology, Inc. and Steven A. Sherman(8)
21       List of Subsidiaries
23.1     Consent of Arthur Andersen LLP
27.1     Financial Data Schedule

----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 14, 1996.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed on November 14, 1997.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed on March 28, 1997.
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 31, 1998 and as amended on Form 10-K/A filed on April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VODAVI TECHNOLOGY, INC.


Date:  March 30, 1998                      By:  /s/ William J. Hinz
                                              ----------------------------------
                                               William J. Hinz
                                               Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                      Title                               Date
       ---------                      -----                               ----

/s/ William J. Hinz          Chairman of the Board (Principal     March 30, 1999
---------------------------  Executive Officer)
William J. Hinz


/s/ Gregory K. Roeper        President, Chief Operating           March 30, 1999
---------------------------  Officer, Chief Financial Officer,
Gregory K. Roeper            Secretary, and Treasurer
                             (Principal Accounting Officer)


/s/ Nam K. Woo               Director                             March 30, 1999
---------------------------
Nam K. Woo


                             Director                             March __, 1999
---------------------------
Gilbert H. Engels


/s/ Stephen A Mcconnell      Director                             March 30, 1999
---------------------------
Stephen A McConnell


/s/ Emmett E. Mitchell       Director                             March 30, 1999
---------------------------
Emmett E. Mitchell

                             VODAVI TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Independent Public Accountants ...............................   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998 ...........   F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1997, and 1998 ...................................   F-4

Consolidated Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1996, 1997, and 1998 ...................   F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1997, and 1998 ...................................   F-6

Notes to Consolidated Financial Statements .............................   F-7

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Vodavi Technology, Inc.:


We have audited the accompanying consolidated balance sheets of VODAVI TECHNOLOGY, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                  /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona,
   January 29, 1999.

                             VODAVI TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     --------------------------
                                                         1997           1998
                                                     -----------    -----------
                                     ASSETS
CURRENT ASSETS:
 Cash                                                $   634,255    $   795,731
 Accounts receivable, net of allowances
  of $250,000 in 1997 and $674,000 in 1998             9,681,545      8,887,884
 Inventories, net                                      8,286,173      6,385,460
 Prepaid expenses and other                              905,451        696,835
                                                     -----------    -----------
      Total current assets                            19,507,424     16,765,910

PROPERTY AND EQUIPMENT, net                            2,616,320      2,662,979

GOODWILL, net                                          2,394,990      2,243,514

OTHER LONG-TERM ASSETS, net                            1,145,308      1,169,664
                                                     -----------    -----------
                                                     $25,664,042    $22,842,067
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                   $   378,931    $   124,141
 Payable to related parties                            1,621,547         34,221
 Accounts payable                                      2,698,362      2,320,844
 Accrued liabilities                                   2,416,218      1,853,921
                                                     -----------    -----------
      Total current liabilities                        7,115,058      4,333,127
                                                     -----------    -----------

LONG-TERM DEBT, net                                    8,752,367      7,711,471
                                                     -----------    -----------
OTHER LONG-TERM OBLIGATIONS                              181,247        198,685
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000
  shares authorized, no shares issued                         --             --
 Common stock, $.001 par value, 10,000,000
  shares authorized; 4,342,238 shares issued
  and outstanding                                          4,342          4,342
 Additional paid-in capital                           12,307,739     12,307,739
 Accumulated deficit                                  (2,696,711)    (1,713,297)
                                                     -----------    -----------
                                                       9,615,370     10,598,784

                                                     $25,664,042    $22,842,067
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                        ---------------------------------------
                                            1996         1997          1998
                                        -----------   -----------   -----------

REVENUE, net                            $46,154,174   $47,674,751   $47,983,344

COSTS OF GOODS SOLD (including
 products acquired from related parties
 (LGIC) of $17.8 million, $17.8 million,
 and $18.0 million, respectively)        30,842,422    32,007,992    32,124,508
                                        -----------   -----------   -----------

      Gross margin                       15,311,752    15,666,759    15,858,836

OPERATING EXPENSES:
 Engineering and product development      2,161,306     2,100,682     1,616,134
 Selling, general and administrative     11,587,971    11,726,902    12,798,609
 Asset impairment and restructuring
   charges (Note 2)                       4,804,717       819,389            --
                                        -----------   -----------   -----------

OPERATING INCOME (LOSS)                  (3,242,242)    1,019,786     1,444,093

INTEREST EXPENSE                            840,830       662,828       791,362
                                        -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES        (4,083,072)      356,958       652,731

PROVISION (BENEFIT) FOR INCOME TAXES        326,691       142,013      (330,683)
                                        -----------   -----------   -----------

NET INCOME (LOSS)                       $(4,409,763)  $   214,945   $   983,414
                                        ===========   ===========   ===========

BASIC EARNINGS (LOSS) PER SHARE         $     (1.02)  $       .05   $       .23
                                        ===========   ===========   ===========

DILUTED EARNINGS (LOSS) PER SHARE       $     (1.02)  $       .05   $       .23
                                        ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC                    4,342,238     4,342,238     4,342,238
                                        ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED                  4,342,238     4,342,238     4,342,238
                                        ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Common Stock                     Retained
                              -------------------    Additional     Earnings
                                            Par       Paid-in     (Accumulated
                                Shares     Value      Capital       Deficit)        Total
                                ------     -----      -------       --------        -----
BALANCE, December 31, 1995    4,342,238    $4,342   $12,307,739   $ 1,498,107    $13,810,188
  Net loss                           --        --            --    (4,409,763)    (4,409,763)
                              ---------    ------   -----------   -----------    -----------
BALANCE, December 31, 1996    4,342,238     4,342    12,307,739    (2,911,656)     9,400,425
  Net income                         --        --            --       214,945        214,945
                              ---------    ------   -----------   -----------    -----------
BALANCE, December 31, 1997    4,342,238     4,342    12,307,739    (2,696,711)     9,615,370
  Net income                         --        --            --       983,414        983,414
                              ---------    ------   -----------   -----------    -----------
BALANCE, December 31, 1998    4,342,238    $4,342   $12,307,739   $(1,713,297)   $10,598,784
                              =========    ======   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                    ---------------------------------------------
                                                         1996            1997            1998
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ (4,409,763)   $    214,945    $    983,414
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                          903,735         750,400         765,394
   Asset impairment                                     4,174,717         407,776              --
   Rent levelization                                       68,246          44,187          17,441
   Loss on retirement of fixed assets                      63,081              --              --
 Changes in working capital:
   Accounts receivable                                 (1,310,669)     (1,943,753)        793,661
   Inventories                                          1,302,059      (1,137,315)      1,900,713
   Prepaid expenses and other                             380,878        (351,853)        208,616
   Other long-term assets                                  36,615        (450,926)        (56,134)
   Accounts payable and payables to related
     parties                                              838,935        (143,714)     (1,964,844)
   Accrued liabilities                                    619,003         227,831        (562,297)
   Accrued income taxes                                   (77,223)       (426,983)             --
                                                     ------------    ------------    ------------
      Net cash flows provided by (used in)
       operating activities                             2,589,614      (2,809,405)      2,085,964
                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Accrued acquisition costs paid                          (217,894)        (36,040)             --
 Cash paid to acquire property and equipment             (556,664)       (577,030)       (628,802)
                                                     ------------    ------------    ------------
      Net cash flows used in investing
       activities                                        (774,558)       (613,070)       (628,802)
                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing costs paid                                        --         (77,301)             --
   Payments on capital leases                            (109,760)       (259,282)       (378,065)
   Borrowings on revolving credit facility             41,369,367      48,488,925      47,712,453
   Payments on revolving credit facility              (43,867,070)    (45,247,325)    (48,630,074)
                                                     ------------    ------------    ------------
      Net cash flows (used in) provided by
       financing activities                            (2,607,463)      2,905,017      (1,295,686)
                                                     ------------    ------------    ------------

CHANGE IN CASH                                           (792,407)       (517,458)        161,476

CASH, beginning of period                               1,944,120       1,151,713         634,255
                                                     ------------    ------------    ------------

CASH, end of period                                  $  1,151,713    $    634,255    $    795,731
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

                             VODAVI TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS

Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of business telecommunications solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications.

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Vodavi Communication Systems, Inc. (VCS), Arizona Repair Services, Inc. (ARSI) and Vodavi-CT, Inc. (Vodavi-CT), formerly known as Enhanced Systems, Inc. (together referred to as the Company). ARSI merged with VCS on December 31, 1998. All material intercompany transactions have been eliminated in consolidation.

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

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Property and equipment and the related useful lives consist of the following as of December 31, 1997 and 1998, respectively:

                                      Useful Life
         Type of Asset                 in Years        1997            1998
         -------------                 --------        ----            ----

Office and computer equipment               5      $ 1,030,354    $ 1,443,562
Furniture and fixtures                     10          255,089        338,779
Tooling and manufacturing equipment       5-8        1,506,761      1,724,553
Assets under capital lease               5-12          741,226        741,226
Property and equipment in progress         --          128,702         42,814
                                                   -----------    -----------
                                                     3,662,132      4,290,934
Less:  Accumulated depreciation                     (1,045,812)    (1,627,955)
                                                   -----------    -----------
                                                   $ 2,616,320    $ 2,662,979
                                                   ===========    ===========

Property and equipment in progress relates to assets under development that have not yet been placed in service.

     GOODWILL

Goodwill represents the cost in excess of the estimated fair value of tangible assets acquired in business combinations and is being amortized on the straight-line method over the estimated life of the asset.

     INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     REVENUE RECOGNITION

Revenue, net of an allowance for product returns, is generally recognized upon shipment to the customer. When the Company has an installation or other significant obligation, revenue is recognized upon installation or substantial completion of the Company's obligation. Revenue from extended maintenance contracts is recognized over the lives of the respective contracts.

     EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which supersedes Accounting Principles Board (APB) Opinion No. 15, the previous authoritative guidance. SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated. Basic EPS for the years ended December 31, 1996, 1997 and 1998, were determined by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding excludes all common stock equivalents. Diluted EPS for the years ended December 31, 1996, 1997 and 1998, were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding. No common equivalent shares were included in weighted average common and common equivalent shares for each of the three years ended December 31, 1998.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company at December 31, 1998, using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, accounts  receivable,  accounts payable,  payable to
related  parties,  accrued  liabilities,   and  the  revolving  credit  facility
approximate fair values due to the short-term maturities of these instruments.

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AND ENTERPRISE AND RELATED INFORMATION, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

The Company has determined that it has one reportable operating segment. The Company has three operating segments which are managed based on the Company's product categories, key telephone systems, voice processing systems, and computer-telephony products. The Company's voice processing systems and computer-telephony products categories do not meet the reportable thresholds of SFAS No. 131.

As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

(2) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES:

The Financial Accounting Standards Board has issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

During 1996, certain events occurred that required the Company to re-evaluate the realizability of goodwill recorded in connection with the acquisition of Vodavi-CT. As a result of the impact of these events on the projected cash flows of Vodavi-CT, the Company concluded that the goodwill was impaired and recorded a $4.2 million impairment loss.

During 1997, the Company recorded a restructuring charge of approximately $820,000 that included a reserve for severance payments and the write off of various assets following a review of product strategies, which resulted in the discontinuance of certain product lines. At December 31, 1997, approximately $700,000 in restructuring reserves is included in accrued liabilities on the accompanying balance sheet.

During 1998, approximately $412,000 and $196,000 was charged against the reserve for severance payments and legal fees, respectively. The remaining restructuring reserve balance in accrued liabilities relating to legal fees at December 31, 1998 was approximately $92,000.

(3) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 1997 and 1998:

                                                 1997             1998
                                              ----------       ----------
       Revolving credit facility              $8,628,227       $7,710,606
       Capital lease obligations                 503,071          125,006
                                              ----------       ----------
                                               9,131,298        7,835,612
       Less: Current portion                     (378,93)        (124,141)
                                              ----------       ----------
                                              $8,752,367       $7,711,471
                                              ==========       ==========

The Company maintains a $12.0 million revolving credit facility with a financial institution. Borrowings under the facility, which are based on inventory and accounts receivable, carry interest payable monthly at a variable rate based on commercial paper plus 2 1/2% (8.03% and 7.80% at December 31, 1997 and 1998, respectively). The credit facility expires in April 2000 and is secured by substantially all of the Company's assets.

The credit agreement contains certain financial covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of the financial institution. At December 31, 1998, the Company was in compliance with all of the covenants.

During 1996 and 1997, the Company entered into several capital lease agreements with interest rates ranging from 9% to 13%. These agreements generally have terms of 24 months and provide the Company with an option to purchase the equipment for a nominal amount at the end of the lease term.

(4) COMMITMENTS AND CONTINGENCIES:

     LEGAL MATTERS

The Company is currently involved in a lawsuit with the former owners of Vodavi-CT, who were dismissed from their positions as executive management of Vodavi-CT in the third quarter of 1996. In September 1996, the Company sued the former owners alleging securities fraud, fraudulent activities, breach of employment agreements, breach of fiduciary duties, and other charges. The former owners countersued the Company claiming the Company breached their employment agreements and owes them approximately $500,000. The Company intends to vigorously pursue its action and defend against the countersuit. In connection with the fourth quarter of 1996 charges for the asset impairment and other restructuring charges, the Company reserved approximately $250,000 for legal fees to pursue this matter. The reserve balance in accrued liabilities related to legal fees at December 31, 1998 was approximately $92,000.

The Company is also involved in a lawsuit with a former OEM alleging that VCS breached a strategic alliance to provide certain key telephone systems to the OEM. The former OEM is seeking compensatory, punitive, incidental, and consequential damages related to the lawsuit. The Company has denied the allegations and is aggressively defending itself. The Company has filed a counterclaim against the former OEM for breaching the strategic alliance for failure to pay for services rendered. Although the outcome of this lawsuit is still uncertain, the Company has increased its allowance for doubtful accounts to reflect the added uncertainty associated with the collectibility of accounts receivable related to this OEM.

     OPERATING LEASES

The Company has entered into long-term lease agreements for all of its office and warehouse facilities. Minimum payments under the Company's lease agreements are as follows:

                                                    TOTAL
                                                    -----
             1999                                $1,120,707
             2000                                 1,160,679
             2001                                 1,201,335
             2002                                   311,745
             2003                                   174,720
             Thereafter                             174,720

Rent expense is recognized on a straight-line basis and was approximately $1,115,000, $1,107,000, and $1,107,000 for the years ended December 31, 1996,
1997, and 1998, respectively. The difference between rent expensed and paid is included in other long-term obligations.

     ROYALTIES

VCS acquires certain proprietary components from a third party under the terms of a license agreement. Under the terms of the agreement, VCS will pay a 5.3% royalty over the manufactured cost of all products utilizing the proprietary components. Total royalties related to this agreement were approximately $502,000, $449,000, and $264,000 in 1996, 1997, and 1998, respectively.

     401(k) PROFIT SHARING PLAN

In April 1994, the Company adopted a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of approximately $67,500, $75,000, and $70,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

(5) STOCKHOLDERS' EQUITY:

     WARRANTS

In connection with its initial public offering, the Company sold to its underwriter warrants to purchase up to 133,333 shares of its Common Stock at a price of $7.20 per share. The warrants are exercisable during a four-year period from October 12, 1996 to October 12, 2000.

     VODAVI TECHNOLOGY, INC. 1994 STOCK OPTION PLAN

The Vodavi Technology, Inc. 1994 Stock Option Plan (the Plan), as amended, provides for the granting of options to purchase up to 850,000 shares of the Company's Common Stock. Under the Plan, options may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. If any option terminates or expires without having been exercised in full, stock not issued under such option will again be available for the purposes of the Plan.

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

The expiration date, maximum number of shares purchasable, and the other provisions of the options are established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of options are determined by the plan administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of the Company's stock) of the fair market value of the Common Stock at the time of the grant.

The following summarizes activity under the Plan for the years ended:

                          December 31, 1996     December 31, 1997      December 31, 1998
                         -------------------  --------------------   ---------------------
                                     Weighted              Weighted               Weighted
                                     Average               Average                Average
                           Number    Exercise    Number    Exercise    Number     Exercise
                         of Shares    Price    of Shares    Price     of Shares    Price
                         ---------   -------   ---------   --------   ---------   --------
Options outstanding at
 beginning of period:     237,500     $4.00     498,500     $5.08       816,900    $4.80
  Granted                 295,000      6.07     380,600      4.45       157,500     3.90
  Canceled                (34,000)     6.00     (62,200)     5.13      (382,000)    4.42
  Exercised                    --                    --                      --       --
                         --------    ------    --------    -------    ---------   ------
Options outstanding
   at end of period       498,500     $5.08     816,900     $4.80       592,400    $4.88
                         ========     =====    ========     =====     =========    =====
Options available
 for grant                351,500                33,200                 257,600
                         ========              ========               =========
Exercisable at end
 of period                118,750     $4.00     178,125     $4.00       197,200    $4.85
                         ========     =====    ========     =====     =========    =====
Weighted average fair
 value of options
 granted                 $  2.69               $   2.93               $    2.43
                         =======               ========               =========

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION had been applied. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996, 1997, and 1998, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 Year Ended December 31,
                                          ----------------------------------
                                          1996            1997          1998
                                          ----            ----          ----

         Risk free interest rate          5.47%           6.16%         5.50%
         Expected dividend yield            --              --            --
         Expected lives in years             5               5             5
         Expected volatility             47.86%          62.47%        70.09%

If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting, the Company's net loss and earnings per share would have been reported as follows:

                                              Year Ended December 31,
                                         ----------------------------------
                                         1996            1997          1998
                                         ----            ----          ----
                                      (in thousands, except per share amounts)
    Net income (loss):
      Pro forma                         $(4,607)        $(150)        $ 798
    Earnings (loss) per share:
      Pro forma - Basic                 $ (1.06)        $(.03)        $ .18
      Pro forma - Diluted                 (1.06)         (.03)          .18

(6) MAJOR CUSTOMERS:

The Company's sales efforts have been concentrated on major wholesale distributors as well as a direct dealer network. During 1996, 1997, and 1998, sales to the Company's largest distributor accounted for 44%, 40%, and 39% of total revenues, respectively.

Accounts receivable from this distributor comprise 36% and 32% of total accounts receivable at December 31, 1997 and 1998, respectively. Generally, the Company does not require collateral from its customers. The Company believes its credit evaluation procedures substantially reduce its credit risk.

(7) INCOME TAXES:

The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

                            1996             1997              1998
                            ----             ----              ----
      Current             $311,490         $202,753        $(167,449)
      Deferred              15,201          (60,740)        (163,234)
                          --------         --------        ---------

                          $326,691         $142,013        $(330,683)
                          ========         ========        =========

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of the net deferred income tax asset at December 31, 1997 and 1998, were as follows:

                                                   1997               1998
                                                 ---------          ---------
   Deferred tax assets:
     Inventory and receivable reserves           $ 238,902         $  374,844
     UNICAP adjustment                             109,629             87,483
     Other accruals                                463,722            256,153
     Research and development credit                    -             325,632
                                                 ---------         ----------
                                                 $ 812,253         $1,044,112
                                                 =========         ==========

                                                    1997               1998
                                                 ---------          ---------
         Deferred tax liabilities:
           Depreciation differences               (179,433)          (264,113)
           Amortization differences                (53,027)           (37,100)
                                                 ---------          ---------
                                                  (232,460)          (301,213)
                                                 ---------          ---------
         Net long-term deferred tax asset        $ 579,793          $ 742,899
                                                 =========          =========

The net long-term deferred tax asset is included in other long-term assets in the accompanying consolidated balance sheet.

Reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                 1996         1997        1998
                                                 ----         ----        ----
      Federal statutory tax rate                 34.0%        34.0%       34.0%
      State taxes, net                            4.6          4.6         4.6
      Research and development tax credits        -          (10.8)      (93.4)
      Non-deductible expenses and
        other permanent differences             (46.6)         3.8         4.1
                                                -----        -----       -----

                                                 (8.0)%       31.6%      (50.7)%
                                                =====        =====       =====

In 1996, the Company recognized an asset impairment charge associated with goodwill recorded in connection with the acquisition of Vodavi-CT. The goodwill generated by the acquisition was non-deductible, and its impairment impacts the Company's effective income tax rate in 1996.

In 1997, the Company recorded approximately $100,000 in research and development tax credits made available through filing amended tax returns for prior years.

In 1998, the Company finalized its research and development tax credit analysis and identified approximately $509,000 in available tax credits. Approximately $183,000 in research and development tax credits was utilized through carrybacks to prior years' and application to the current year's tax returns. In addition, a deferred tax asset of approximately $326,000 was recorded. The realization of this deferred tax asset is dependent on future income. The Company believes that operating income will more likely than not be sufficient to fully realize this deferred tax asset during the carryforward period.

(8) RELATED PARTIES TRANSACTIONS:

LG Information and Communications, Ltd. (LGIC), the Company's principal supplier, owned approximately 18.7% of the Company's outstanding Common Stock at December 31, 1998. The Company purchased approximately $17.9 million, $18.8 million, and $16.3 million of key telephone systems and commercial grade telephones from LGIC and an affiliate of LGIC during 1996, 1997, and 1998, respectively.

(9) SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 1996, 1997, and 1998 were approximately as follows:

                                    1996           1997           1998
                                    ----           ----           ----
         Interest paid            $840,000       $663,000       $791,000
         Income taxes paid        $ 22,000       $630,000       $ 58,000