Form 10-Q
period 1999-03-31
VODAVI TECHNOLOGY INC
filed 1999-05-13
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                           Commission File No. 0-26912


                             VODAVI TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             86-0789350
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

8300 E. RAINTREE DRIVE, SCOTTSDALE, ARIZONA                       85260
-------------------------------------------                 -------------------
(Address of principal executive offices)                        (Zip Code)


                                 (480) 443-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of May 10, 1999 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                       Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999
          and December 31, 1998.                                         3

          Consolidated Statements of Operations - Three Months
          Ended March 31, 1999 and 1998.                                 4

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 1998.                                 5

          Notes to Consolidated Financial Statements.                    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            6

PART II.  OTHER INFORMATION                                             10

          SIGNATURES                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands

                                                     March 31,      December 31,
                                                       1999            1998
                                                       ----            ----
                                                    (Unaudited)
CURRENT ASSETS:
     Cash                                            $    697        $    796
     Accounts receivable, net                           8,626           8,888
     Inventory, net                                     5,644           6,385
     Prepaid expenses and other                         1,020             697
                                                     --------        --------
                                                       15,987          16,766

PROPERTY AND EQUIPMENT, net                             2,568           2,663

GOODWILL, net                                           2,207           2,244

OTHER LONG-TERM ASSETS, net                               911           1,169
                                                     --------        --------

                                                     $ 21,673        $ 22,842
                                                     ========        ========

CURRENT LIABILITIES:
     Current portion of long term debt               $     36        $    124
     Accounts payable                                   3,762           2,355
     Accrued liabilities                                1,912           1,854
                                                     --------        --------
                                                        5,710           4,333
                                                     --------        --------

LONG-TERM DEBT                                          5,125           7,910
                                                     --------        --------

STOCKHOLDERS' EQUITY:
     Common stock                                           4               4
     Additional paid-in capital                        12,308          12,308
     Accumulated deficit                               (1,474)         (1,713)
                                                     --------        --------
                                                       10,838          10,599
                                                     --------        --------

                                                     $ 21,673        $ 22,842
                                                     ========        ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999             1998
                                                        ----             ----

REVENUE, net                                          $   11,307      $   12,005

COST OF GOODS SOLD                                         7,456           8,129
                                                      ----------      ----------

         GROSS MARGIN                                      3,851           3,876

OPERATING EXPENSES
   Engineering and product development                       283             555
   Selling, general and administrative                     3,043           2,911
                                                      ----------      ----------

OPERATING INCOME                                             525             410

INTEREST EXPENSE                                             138             208
                                                      ----------      ----------

INCOME BEFORE INCOME TAXES                                   387             202

PROVISION FOR INCOME TAXES                                   148              78
                                                      ----------      ----------

NET INCOME                                            $      239      $      124
                                                      ==========      ==========

DILUTED EARNINGS PER SHARE                            $     0.06      $     0.03
                                                      ==========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                  4,342,238       4,342,238
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                        1999             1998
                                                        ----             ----
OPERATING ACTIVITIES:
Net income                                             $    239        $    124
  Adjustments:
    Depreciation and amortization                           199             186
    Changes in working capital:
         Accounts receivable                                262             401
         Inventory                                          742             725
         Prepaid expenses and other                        (323)            142
         Other long term assets                             261              20
         Accounts payable                                 1,407          (2,311)
         Accrued liabilities                                 56            (110)
                                                       --------        --------

NET CASH FLOWS - OPERATING ACTIVITIES                     2,843            (823)
                                                       --------        --------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                  (70)           (180)
                                                       --------        --------

NET CASH FLOWS - INVESTING ACTIVITIES                       (70)           (180)
                                                       --------        --------

FINANCING ACTIVITIES:
  Payments on capital leases                                (89)           (104)
  Borrowings from GE Capital                              9,057          13,665
  Payments to GE Capital                                (11,840)        (12,676)
                                                       --------        --------

NET CASH FLOWS - FINANCING ACTIVITIES                    (2,872)            885
                                                       --------        --------

DECREASE IN CASH                                            (99)           (118)

CASH, beginning of period                                   796             634
                                                       --------        --------

CASH, end of period                                    $    697        $    516
                                                       ========        ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                 MARCH 31, 1999

a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of telecommunications solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 1999 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended March 31, 1999 and 1998 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding, as outlined in Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1999         1998
                                                       ----         ----

Revenue                                                100.0%       100.0%
Cost of goods sold                                      65.9%        67.7%
                                                       -----        -----

Gross margin                                            34.1%        32.3%
Operating expenses:
     Engineering and product development                 2.5%         4.6%
     Selling, general and administrative                26.9%        24.3%
                                                       -----        -----

Operating income                                         4.7%         3.4%
Interest expense                                         1.2%         1.7%
                                                       -----        -----

Pre-tax income                                           3.5%         1.7%
Income taxes                                             1.3%          .6%
                                                       -----        -----

Net income                                               2.2%         1.1%
                                                       =====        =====

     REVENUE

Revenue was approximately $11.3 million in the first quarter of 1999, a decrease of approximately $700,000, or 5.8%, over the first quarter of 1998. The decrease in revenue primarily reflects the Company's continuing effort to reduce inventory in the wholesale distributor supply channel while focusing its sales and marketing efforts on "pulling" the product out of the channel verses "pushing" it into the channel through discounting.

     GROSS MARGIN

Gross margin increased to approximately 34.1% of revenue in the first quarter of 1999 as compared with 32.3% in the first quarter of 1998. The improvement in gross margin in the first quarter of 1999 is primarily attributable to decreased discounts provided to wholesale customers during that period as compared with discounts given during the first quarter of 1998. Gross margin also improved slightly during the first quarter of 1999 as a result of a decrease of approximately $81,000 for import duties and a decrease of approximately $41,000 for royalties expense.

     ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development decreased to approximately $283,000, or 2.5% of revenue, in the first quarter of 1999 as compared with approximately $555,000, or 4.6% of revenue, in the first quarter of 1998. The decrease was due to the elimination of several engineering and product development positions within the Company during fiscal 1998. The Company believes the elimination of these positions will have no effect on new product development.

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses remained relatively flat during the first quarter of 1999 as compared with the first quarter of 1998.

     INTEREST EXPENSE

Interest expense was approximately $138,000 in the first quarter of 1999, a decrease of $70,000, or 33.7%, over the first quarter of 1998. The decrease is attributable to a decrease in average borrowings as a result of reduced inventory levels.

     INCOME TAXES

The Company has provided for income taxes using an effective rate of 38.2% in the first quarter of 1999, as compared with 38.6% in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $697,000 at March 31, 1999. The Company's cash accounts are swept regularly and applied against the Company's line of credit, as described below. The Company's borrowings against its available operating line of credit at March 31, 1999, were approximately $4.9 million, which represents a decrease of $2.8 million from its borrowings of $7.7 million at December 31, 1998. At March 31, 1999, availability was $4.1 million, with $200,000 reserved for standby letters of credit and $1.25 million reserved for maintaining the minimum availability covenant, with a net available of $2.7 million.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital) which expires in April 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 7.35% at March 30, 1999. Advances under the line of credit are based upon the accounts receivable and inventory balances of Vodavi Communications Systems, Inc. (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. At March 31, 1999, the Company was in compliance with all of the covenants.

The Company has financed approximately $800,000 in capital expenditures with third-party leasing companies. The terms of these financings generally provide for interest rates at approximately 13% with 24-month repayment periods. As of March 31, 1999, the net remaining balance under these leases is approximately $36,000.

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

A significant portion of the Company's business communications systems products is manufactured by third parties in Asia. The Company has initiated but has not yet completed an assessment of the Year 2000 risks associated with the inability of those manufacturers to bring their production processes and other computer-based systems into Year 2000 compliance. Because the manufacturing processes utilized do not rely upon date-related information, the Company currently believes that a failure on the part of its overseas manufacturers to bring their processes and equipment into Year 2000 compliance does not represent a material risk to the Company's ability to obtain its products on a timely basis. As part of this assessment, all of the manufacturers have advised the Company that their processes and systems are Year 2000 compliant.

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











----------
This report contains forward-looking statements, including statements regarding the Company's business and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          Not applicable.


Item 2.   CHANGES IN SECURITIES

          On February 4, 1999, the Company entered into an agreement with Continental Capital & Equity Corporation ("CCEC") under which CCEC will provide investor relations services to the Company. Under that agreement, the Company agreed to issue to CCEC five-year warrants to purchase an aggregate of 122,500 shares of the Company's common stock at the following exercise prices:

          *  22,500 shares at an exercise price of $4.00 per share;

          *  20,000 shares at an exercise price of $4.50 per share;

          *  20,000 shares at an exercise price of $5.00 per share;

          *  20,000 shares at an exercise price of $5.50 per share;

          *  20,000 shares at an exercise price of $6.00 per share; and

          *  20,000 shares at an exercise price of $6.50 per share.

          The Company issued the warrants without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable

Item 5. OTHER INFORMATION
        Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits
            Exhibit 27.1 Financial Data Schedule

        b)  Reports on Form 8-K
            Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Vodavi Technology, Inc.

Dated: May 10, 1999                     /s/ Gregory K. Roeper
                                        ---------------------------------------
                                        Gregory K. Roeper
                                        President, Chief Operating Officer
                                        Executive Vice President Finance,
                                        Administration and Operations;
                                        Chief Financial Officer; Secretary; and
                                        Treasurer (Principal Financial and
                                        Accounting Officer)