Form 10-Q
period 1999-06-30
VODAVI TECHNOLOGY INC
filed 1999-08-16
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                           Commission File No. 0-26912

                             Vodavi Technology, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        86-0789350
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

8300 E. Raintree Drive, Scottsdale, Arizona                        85260
-------------------------------------------                      ----------
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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of August 12, 1999 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998.                                                3

         Consolidated Statements of Operations - Three and Six Months          4
         Ended June 30, 1999 and 1998.

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1999 and 1998.                                         5

         Notes to Consolidated Financial Statements.                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

PART II. OTHER INFORMATION                                                    12

         SIGNATURES                                                           14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  In thousands


                                                      June 30,      December 31,
                                                        1999            1998
                                                      --------        --------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                $    352        $    796
  Accounts receivable, net                              10,437           8,888
  Inventory, net                                         7,155           6,385
  Prepaids and other current assets                      1,842             697
                                                      --------        --------
                                                        19,786          16,766

PROPERTY AND EQUIPMENT, net                              2,505           2,663

GOODWILL, net                                            1,973           2,244

OTHER LONG-TERM ASSETS, net                              1,154           1,169
                                                      --------        --------
                                                      $ 25,418        $ 22,842
                                                      ========        ========
CURRENT LIABILITIES:
  Current portion of long-term debt                         --             124
  Accounts payable                                       4,783           2,355
  Accrued liabilities                                    1,510           1,854
                                                      --------        --------
                                                         6,293           4,333
                                                      --------        --------
LONG-TERM DEBT                                           8,055           7,910
                                                      --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                               4               4
  Additional paid-in capital                            12,308          12,308
  Accumulated deficit                                   (1,242)         (1,713)
                                                      --------        --------
                                                        11,070          10,599
                                                      --------        --------
                                                      $ 25,418        $ 22,842
                                                      ========        ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except share amounts
                                   (Unaudited)


                           Three Months Ended June 30, Six Months Ended June 30,
                             -----------------------    -----------------------
                                1999         1998          1999         1998
                             ----------   ----------    ----------   ----------
REVENUE, net                 $   12,641   $   12,287    $   23,948   $   24,329

COST OF GOODS SOLD                8,174        8,088        15,630       16,254
                             ----------   ----------    ----------   ----------
  GROSS MARGIN                    4,467        4,199         8,318        8,075

OPERATING EXPENSES
  Engineering and product
    development                     354          465           636        1,021
  Selling, general and
    administrative                3,598        3,416         6,641        6,327
                             ----------   ----------    ----------   ----------
  OPERATING INCOME                  515          318         1,041          727

INTEREST EXPENSE                    150          207           289          413
                             ----------   ----------    ----------   ----------
  INCOME BEFORE INCOME TAXES        365          111           752          314

PROVISION FOR INCOME TAXES          133           39           281          116
                             ----------   ----------    ----------   ----------
  NET INCOME                 $      232   $       72    $      471   $      198
                             ==========   ==========    ==========   ==========
DILUTED EARNINGS PER SHARE   $     0.05   $     0.02    $     0.11   $     0.05
                             ==========   ==========    ==========   ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED       4,342,238    4,342,238     4,342,238    4,342,238
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
OPERATING ACTIVITIES:
  Net income                                             $    471      $    198
  Adjustments:
    Depreciation and amortization                             299           361
    Loss on sale of repair center division                     95            --
    Rent levelization                                          (9)            9
    Changes in working capital:
      Accounts receivable                                  (1,154)          594
      Inventory                                              (671)         (621)
      Prepaids and other current assets                    (1,488)          328
      Other long-term assets                                    8           (20)
      Accounts payable                                      2,428           257
      Accrued liabilities                                    (403)         (194)
                                                         --------      --------
NET CASH FLOWS - OPERATING ACTIVITIES                        (424)          912
                                                         --------      --------
INVESTING ACTIVITIES:
  Purchase of property and equipment                         (151)         (341)
  Proceeds from sale of repair center division                100            --
                                                         --------      --------
NET CASH FLOWS - INVESTING ACTIVITIES                         (51)         (341)
                                                         --------      --------
FINANCING ACTIVITIES:
  Payments on capital leases                                 (124)         (193)
  Borrowings on line of credit                             22,923        23,540
  Payments on line of credit                              (22,768)      (24,319)
                                                         --------      --------
NET CASH FLOWS - FINANCING ACTIVITIES                          31          (972)
                                                         --------      --------
DECREASE IN CASH                                             (444)         (401)

CASH, beginning of period                                     796           634
                                                         --------      --------
CASH, end of period                                      $    352      $    233
                                                         ========      ========

Supplemental schedule of non-cash investing and financing activities:

  The Company sold substantially all of the assets of the repair center division during the second quarter of 1999.

    Carrying amount of net assets sold                                 $    531
    Notes receivable from buyer                                            (395)
    Liabilities incurred                                                     59
    Loss on sale                                                            (95)
                                                                       --------
      Cash proceeds from disposition of repair center division         $    100
                                                                       ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                             VODAVI TECHNOLOGY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                  JUNE 30, 1999

(a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of telecommunication solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 1999 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended June 30, 1999 and 1998 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding, as outlined in Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.

(d) During the three-month period ended June 30, 1999, the Company sold its repair center division's net inventory, property, and other assets with a net book value of approximately $531,000. The buyer paid to the Company consideration of $100,000 cash, a note receivable of $200,000 due July 31, 1999, and a note receivable of approximately $195,000 with monthly payments of approximately $16,000 for twelve months commencing August 1, 1999. The Company also incurred liabilities of approximately $59,000 in connection with this transaction.

(e) The Company has determined that it has one reportable operating segment. The Company has three operating segments, which it manages based on the Company's product categories of key telephone systems, voice processing systems, and computer-telephony products. The Company's voice processing systems and computer-telephony products categories do not meet the reportable thresholds of SFAS No. 131, Disclosures About Segments Of An Enterprise and Related Information. As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments, as the Company's consolidated financial statements present its one reportable segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                     Three Months Ended
                                                           June 30,
                                                     -------------------
                                                     1999          1998
                                                     -----         -----
     Revenue                                         100.0%        100.0%
     Cost of goods sold                               64.7%         65.8%
                                                     -----         -----
     Gross margin                                     35.3%         34.2%
     Operating expenses:
       Engineering and product development             2.8%          3.8%
       Selling, general and administrative            28.4%         27.8%
                                                     -----         -----
     Operating income                                  4.1%          2.6%
     Interest expense                                  1.2%          1.7%
                                                     -----         -----
     Income before income taxes                        2.9%          0.9%
     Provision for income taxes                        1.1%          0.3%
                                                     -----         -----
     Net income                                        1.8%          0.6%
                                                     =====         =====

     REVENUE

Revenue was approximately $12.6 million in the second quarter of 1999, an increase of approximately $350,000, or 2.9%, over the second quarter of 1998. The increase in net revenue is primarily due to reduced discounts provided to the Company's wholesale distribution partners and increased rebates provided to the Company by its vendors. Additionally, there was an approximately $100,000 increase in sales of higher-margined voice processing products.

     GROSS MARGIN

Gross margin increased to approximately 35.3% of revenue in the second quarter of 1999 as compared with 34.2% in the second quarter of 1998. The improvement in gross margin in the second quarter of 1999 is primarily attributable to decreased discounts provided to wholesale customers during that period as compared with discounts given during the second quarter of 1998. The Company also successfully negotiated additional vendor discounts in the second quarter of 1999. Gross margin also improved slightly during the second quarter of 1999 as a result of an approximately $100,000 decrease in import duties.

     ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development decreased to approximately $354,000, or 2.8% of revenue, in the second quarter of 1999 as compared with approximately $465,000, or 3.8% of revenue, in the second quarter of 1998. The decrease was due to the elimination of several engineering and product development positions within the Company during fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses as a percentage of sales remained consistent during the second quarter of 1999 as compared with the second quarter of 1998.

     INTEREST EXPENSE

Interest expense was approximately $150,000 in the second quarter of 1999, a decrease of $57,000, or 27.5%, over the second quarter of 1998. The decrease is attributable to a decrease in average borrowings during the second quarter of 1999 as a result of reduced inventory levels. Net inventory at June 30, 1999 was approximately $7.2 million as compared to approximately $8.9 million at June 30, 1998.

     INCOME TAXES

The Company has provided for income taxes using an effective rate of 36.4% in the second quarter of 1999, as compared with 35.1% in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.

                                                       Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                      1999           1998
                                                     ------         ------
     Revenue                                         100.00%         100.0%
     Cost of goods sold                                65.3%          66.8%
                                                     ------         ------
       Gross margin                                    34.7%          33.2%
     Operating Expenses:
       Engineering and product development              2.7%           4.2%
       Selling, general and administrative             27.7%          26.0%
                                                     ------         ------
     Operating income                                   4.3%           3.0%
     Interest expense                                   1.2%           1.7%
                                                     ------         ------
     Income before income taxes                         3.1%           1.3%
     Provision for income taxes                         1.1%           0.5%
                                                     ------         ------
     Net income                                         2.0%           0.8%
                                                     ======         ======

     REVENUE

Revenue was approximately $23.9 million for the first six months of 1999, a decrease of approximately $381,000, or 1.6% over the first six months of 1998. Wholesale distribution revenue (net of discounts) decreased by approximately $1.0 million, which the Company attributes to its strategy of reducing inventory in the channel. This decrease was partially offset by an approximately $400,000 increase in dealer direct sales, primarily voice-mail systems, and increased rebates of approximately $260,000 provided to the Company by its vendors.

     GROSS MARGIN

Gross margin increased to approximately 34.7% of revenue for the first six months of 1999 as compared with 33.2% for the first six months of 1998. The improvement in gross margin is primarily attributable to decreased discounts provided to wholesale customers during that period as compared with discounts given during the first six months of 1998.

     ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development decreased to approximately $636,000, or 2.7% of revenue, in the first six months of 1999 as compared with $1,021,000, or 4.2% of revenue, in the first six months of

1998. The decrease was due to the elimination of several engineering and product development positions during fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE

As a percentage of sales, selling, general and administrative expenses remained consistent during the first six months of 1999 as compared with the first six months of 1998.

     INTEREST EXPENSE

Interest expense was approximately $289,000 in the first six months of 1999, a $124,000, or 30%, decrease over the first six months of 1998. The decrease is attributable to a decrease in borrowings as a result of reduced levels of inventory (See Liquidity and Capital Resources).

     INCOME TAXES

The Company has provided for income taxes using an effective rate of 37.4% in the first six months of 1999, as compared with 36.9% in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were approximately $352,000 at June 30, 1999. The Company's cash accounts are swept regularly and applied against the Company's line of credit, as described below. The Company's borrowings against its available operating line of credit at June 30, 1999, were approximately $7.8 million, which represents an increase of $100,000 from its borrowings of $7.7 million at December 31, 1998. At June 30, 1999, the Company had borrowing availability of $1.9 million, with $260,000 reserved for standby letters of credit and $1.25 million reserved for maintaining the minimum availability covenant, with a net available of $430,000.

The Company maintains a $12.0 million line of credit with General Electric Capital Corporation (GE Capital) which expires in April 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 7.35% at June 30, 1999. Advances under the line of credit are based upon the accounts receivable and inventory balances of Vodavi Communications Systems, Inc. (VCS), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. At June 30, 1999, the Company was in compliance with all of the covenants.

Working capital, reduced by outstanding borrowings on the credit facility (reported as long term debt on the balance sheet), increased to approximately $5.7 million at June 30, 1999 from approximately $4.8 million at December 31, 1998. This increase is attributable to increases in prepaid expenses and other current assets, inventory, and net accounts receivable, partially offset by an increase in accounts payable as a result of timing of payments to inventory suppliers.

On June 24, 1999, the Company sold its repair center division's net inventory, property, and other assets with a net book value of approximately $531,000. The buyer paid to the Company consideration of $100,000 cash, a note receivable of $200,000 due July 31, 1999, and a note receivable of approximately $195,000 with monthly payments of approximately $16,000 for twelve months commencing August 1, 1999. The Company also incurred liabilities of approximately $59,000 in connection with this transaction. As part of the transaction, the Company entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, the Company appointed the buyer as the exclusive authorized repair center for products manufactured and distributed by the Company.

During May, 1999, the Company entered into a licensing agreement with Santa Barbara Connected Systems Corporation ("Connected Systems") to acquire the licensing and manufacturing rights to the Company's "Talkpath" and "Dispatch" product lines. Since 1997, the Company had purchased these products from Connected Systems for private-labeled sales to distribution partners and customers. According to the terms of the agreement, the Company paid Connected Systems $300,000. The final payment of $200,000 will be paid in the third quarter of 1999.

The Company believes that its working capital and credit facilities are sufficient to finance its internal growth in the near term. Although the Company currently has no acquisition targets, it intends to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

INTERNATIONAL MANUFACTURING SOURCES

The Company currently obtains certain of its products under various manufacturing arrangements with third-party manufacturers in Asia. As of the date of this Report, the Company does not believe that the current economic situations in Asia will have any adverse impact on the Company's operations.

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

The Company currently is evaluating its entire internal computer system and has engaged a third-party consultant in connection with the upgrade of certain of its existing financial and accounting systems, including software related to order entry, inventory management, materials planning, and accounts payable and receivable. These upgrades are intended to improve the content, quality, and flow of information within the Company, as well as to address any Year 2000 issues that may exist. As of the filing date of this Report, these projects are approximately 95% complete. The Company successfully performed tests on the system upgrades during June 1999. These tests were performed on fully functional test platforms and the results were satisfactory. The upgrades are scheduled for installation to the live platform during the third quarter of 1999. The $25,000 estimated cost for these upgrades has not been exceeded.

The Company has been advised that certain of the computer  processing  platforms and networks and certain software systems used in connection with its operations, other than the financial and accounting systems described above, may not be Year 2000 compliant. The Company currently is assessing the extent of such non-compliance and intends to develop a program to bring those systems into Year 2000 compliance by September 30, 1999. The Company believes that any modifications required to computer processing platforms, networks and certain software systems, as defined by the program, will be addressed and completed by November 30, 1999. A failure of its computer systems as a result of Year 2000 issues could have a material adverse effect on the Company's operations.

A significant portion of the Company's business communications systems products is manufactured by third parties in Asia. The Company has completed an assessment of the Year 2000 risks associated with the inability of those manufacturers to bring their production processes and other computer-based systems into Year 2000 compliance. Because the manufacturing processes utilized do not rely upon date-related information, the Company currently believes that a failure on the part of its overseas manufacturers to bring their processes and equipment into Year 2000 compliance does not represent a material risk to the Company's ability to obtain its products on a timely basis. As part of this assessment, all of the manufacturers have advised the Company that their processes and systems are Year 2000 compliant. The Company's overseas manufacturers may be at risk with respect to suppliers of necessary resources, particularly suppliers of power, water, and telecommunications, if those suppliers are not Year 2000 compliant. Because of the nature of the ordering and manufacturing cycles for the Company's products, the Company believes that disruptions in its manufacturers' operations of up to two weeks would not have a material adverse effect on the Company's business. Extended disruptions in the overseas manufacturers' operations would, however, materially and adversely impact the Company's ability to obtain its products on a timely basis.

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

The Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. The Company currently is evaluating the Year 2000 issue as it relates to computer systems operated by all of the third parties, including manufacturers, suppliers, customers, and financial institutions, with which the Company's systems interface. The failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results. The Company currently is developing a contingency plan under which it would use a manual system for order processing, shipping and receiving functions, and accounting systems on a short-term basis in the event the Company or third parties experience computer system failures as a result of Year 2000 issues. As of the filing date of this Report, the Company has not formulated a contingency plan with respect to any longer-term issues that may arise as a result of the Year 2000 compliance issues described above.










--------------------------------------------------------------------------------
This report contains forward-looking statements, including statements regarding the Company's business, strategies, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 9, 1998, Paradygm Communications, Inc. ("Paradygm") and R.C. Patel ("Patel") filed a lawsuit against the Company's wholly owned subsidiary Vodavi Communications Systems, Inc. ("VCS") in the Superior Court of Gwinnett County, Georgia (Case No. 98-A-8744-6). The complaint alleges that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. The Company intends to vigorously defend this lawsuit.

     On December 21, 1998, the case was removed from the Superior Court to the United States District Court for the Northern District of Georgia - Atlanta Division. On March 24, 1999, the plaintiffs filed an amended complaint to add the Company's subsidiary Vodavi-CT, Inc. (formerly Enhanced Systems, Inc.) ("Vodavi-CT") as an additional defendent. The amended complaint alleges claims against Vodavi-CT similar to those alleged in the original complaint. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties currently are conducting discovery.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual Meeting of Stockholders was held on June 7, 1999. The following nominees were elected to the Company's Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

     Nominee                              Votes in Favor                Withheld
     -------                              --------------                --------
     William J. Hinz                        3,738,795                     16,701
     Gilbert H. Engels                      3,738,795                     16,701
     Stephen A  McConnell                   3,253,215                    502,281
     Nam K. Woo                             3,738,795                     16,701
     Emmett E. Mitchell                     3,253,215                    502,281

     The following item was voted upon by the Company's stockholders:

     a) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

     Votes in Favor         Opposed         Abstained            Broker Non-Vote
     --------------         -------         ---------            ---------------
       3,741,526             4,540            9,430                     0


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 10.34. Bill of Sale and Assignment dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC.

          Exhibit 10.35. Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC.

          Exhibit 10.36. License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc.

          Exhibit 10.37. Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc.

          Exhibit 27. Financial Data Schedule

     b)   Reports on Form 8-K

          Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Vodavi Technology, Inc.

Dated: August 13, 1999                  /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President, Chief Operating Officer, and
                                        Secretary


Dated: August 13, 1999                  /s/ Tammy M. Powers
                                        ----------------------------------------
                                        Tammy M. Powers
                                        Chief Financial Officer, Vice President
                                        - Finance, and Treasurer (Principal
                                        Financial and Accounting Officer)