Form 10-Q
period 1999-09-30
VODAVI TECHNOLOGY INC
filed 1999-11-12
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of November 11, 1999 was 4,342,238.

                             VODAVI TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1999
        and December 31, 1998.                                               3

        Condensed Consolidated Statements of Operations -
        Three and Nine Months Ended September 30, 1999 and 1998.             4

        Condensed Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1999 and 1998.                                   5

        Notes to Condensed Consolidated Financial Statements.                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  7

PART II. OTHER INFORMATION                                                  12

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  In thousands

                                              September 30,        December 31,
                                                 1999                 1998
                                              (Unaudited)
                                             -------------        ------------
CURRENT ASSETS:
  Cash                                         $  2,382              $    796
  Accounts Receivable, net                       12,814                 8,888
  Inventory, net                                  5,386                 6,385
  Prepaids and other current assets               1,077                   697
                                               --------              --------
                                                 21,659                16,766

PROPERTY AND EQUIPMENT, net                       2,462                 2,663

GOODWILL, net                                     1,939                 2,244

OTHER LONG-TERM ASSETS, net                       1,321                 1,169
                                               --------              --------
                                               $ 27,381              $ 22,842
                                               ========              ========

CURRENT LIABILITIES:
  Accounts Payable                                3,821                 2,355
  Accrued Liabilities                             2,140                 1,854
  Current Portion of Long-Term Debt                  --                   124
                                               --------              --------
                                                  5,961                 4,333
                                               --------              --------

LONG-TERM DEBT                                    9,741                 7,910
                                               --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock                                        4                     4
  Additional Paid-In Capital                     12,308                12,308
  Accumulated Deficit                              (633)               (1,713)
                                               --------              --------
                                                 11,679                10,599
                                               --------              --------
                                               $ 27,381              $ 22,842
                                               ========              ========

                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                In thousands, except share and per share amounts
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                            1999          1998           1999          1998
                                        ----------    ----------      ----------    ----------
REVENUE, net                            $   14,033    $   13,073      $   37,981    $   37,402

COST OF GOODS SOLD                           8,986         8,599          24,615        24,853
                                        ----------    ----------      ----------    ----------
GROSS MARGIN                                 5,047         4,474          13,366        12,549

OPERATING EXPENSES
  Engineering and product development          347           337             983         1,304
  Selling, general and administrative        3,537         3,219          10,178         9,599
                                        ----------    ----------      ----------    ----------

OPERATING INCOME                             1,163           918           2,205         1,646

INTEREST EXPENSE                               189           204             478           616
                                        ----------    ----------      ----------    ----------

INCOME BEFORE INCOME TAXES                     974           714           1,727         1,030

PROVISION FOR INCOME TAXES                     365           250             647           367
                                        ----------    ----------      ----------    ----------

NET INCOME                              $      609    $      464      $    1,080    $      663
                                        ==========    ==========      ==========    ==========

BASIC AND DILUTED EARNINGS PER SHARE    $     0.14    $     0.11      $     0.25    $     0.15
                                        ==========    ==========      ==========    ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED          4,342,238     4,342,238       4,342,238     4,342,238
                                        ==========    ==========      ==========    ==========

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                             VODAVI TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                                            Nine months ended
                                                               September 30,
                                                            1999          1998
                                                          -------       -------
OPERATING ACTIVITIES:
  Net income                                              $ 1,080       $   663
  Adjustments:
  Depreciation and amortization                               486           558
  Loss on sale of repair center division                       86            --
  Rent levelization                                            (7)           14
  Changes in working capital:
    Accounts receivable                                    (3,764)          (26)
    Inventory                                                 757           612
    Prepaids and other current assets                        (382)          448
    Other long-term assets                                    335            24
    Accounts payable                                        1,466          (706)
    Accrued liabilities                                       (43)         (317)
    Income taxes payable                                      329           346
                                                          -------       -------
NET CASH FLOWS - OPERATING ACTIVITES                          343         1,616
                                                          -------       -------
INVESTING ACTIVITIES:
  Cash paid for License Agreement                            (500)           --
  Purchase of property and equipment                         (254)         (583)
  Proceeds from sale of repair center division                282            --
                                                          -------       -------
NET CASH FLOWS - INVESTING ACTIVITIES                        (472)         (583)
                                                          -------       -------
FINANCING ACTIVITIES:
  Payments on capital leases                                 (124)         (284)
  Net borrowings (payments) on line of credit               1,839        (1,057)
                                                          -------       -------
NET CASH FLOWS - FINANCING ACTIVITIES                       1,715        (1,341)
                                                          -------       -------

INCREASE (DECREASE) IN CASH                                 1,586          (308)

CASH, beginning of period                                     796           634
                                                          -------       -------
CASH, end of period                                       $ 2,382       $   326
                                                          =======       =======

Supplemental schedule of non-cash investing and financing activities:

     The Company sold substantially all of the assets of the repair center division during the second quarter of 1999. As of
     September 30, 1999:
        Carrying amount of net assets sold                              $   531
        Notes receivable from buyer                                        (163)
        Loss on sale                                                        (86)
                                                                        -------
           Cash proceeds from disposition of repair center division     $   282
                                                                        =======

            The accompanying notes are an integral part of
               these condensed consolidated statements.

                        VODAVI TECHNOLOGY, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                          SEPTEMBER 30, 1999

(a) Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of business telecommunication solutions. Vodavi products include digital telecommunications systems, computer telephony products, and voice-processing systems including voice mail, fax mail, Internet messaging, and IVR (interactive voice response) for a wide variety of commercial applications.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 1999 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended September 30, 1999 and 1998 were determined by dividing net income by the weighted average number of common and common equivalent shares outstanding, as outlined in Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.

(d) During June 1999, the Company sold its repair center division's net inventory, property, and other assets with a net book value of approximately $531,000. The buyer paid to the Company consideration of $100,000 cash, a note receivable of $200,000 due July 31, 1999, and a note receivable of approximately $195,000 with monthly payments of approximately $16,000 for twelve months commencing August 1, 1999. The Company also incurred liabilities of approximately $59,000 in connection with this transaction.

During the third quarter of 1999, the Company collected the principal of $200,000 on the note receivable due July 31, 1999, and two monthly installments on the $195,000 note receivable. At September 30, 1999, the remaining note receivable balance was approximately $163,000. Additionally, the Company settled the liabilities of $59,000 for $50,000.

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

(f) Effective September 30, 1999, the Company negotiated an increase in its credit facility with General Electric Capital Corporation ("GE Capital") from $12.0 million to $15.0 million. The line expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 7.82% at September 30, 1999. Advances under the line of credit are based upon eligible accounts receivable and inventory of Vodavi Communications Systems, Inc. ("VCS"), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                         1999        1998
                                                        ------      ------

     Revenue                                            100.0%      100.0%
     Cost of goods sold                                  64.0%       65.8%
                                                        ------      ------
     Gross margin                                        36.0%       34.2%
     Operating expenses:
       Engineering and product development                2.5%        2.6%
       Selling, general and administrative               25.2%       24.6%
                                                        ------      ------
     Operating income                                     8.3%        7.0%
     Interest expense                                     1.4%        1.6%
                                                        ------      ------
     Income before income taxes                           6.9%        5.4%
     Provision for income taxes                           2.6%        1.9%
                                                        ------      ------
     Net income                                           4.3%        3.5%
                                                        ======      ======


     REVENUE

Revenue was approximately $14.0 million in the third quarter of 1999, an increase of approximately $960,000, or 7.3%, over the third quarter of 1998. The increase in net revenue is primarily due to an increase of approximately $760,000, or 41%, in dealer-direct revenue from sales to the Company's INFINITE dealers. Approximately $520,000 of this increase was in sales of voice processing products. The Company also experienced a decrease in repair revenue due to the sale of the repair center division during the second quarter of 1999. Repair revenue for the three-month period ended September 30, 1999, was approximately $90,000, compared with repair revenue of approximately $345,000 during the comparable period in 1998.

     GROSS MARGIN

Gross margins increased to approximately 36.0% of revenue in the third quarter of 1999 as compared with 34.2% in the third quarter of 1998. The improvement in gross margin in the third quarter of 1999 is attributable to a number of factors including an increase in sales of higher-margined voice processing products, an improvement in negotiated vendor discounts as compared to 1998, elimination of expenses related to the Company's repair center division which was sold during the second quarter of 1999, and a decrease in import duties.

     ENGINEERING AND PRODUCT DEVELOPMENT

For the quarter ended September 30, 1999, expenditures related to engineering and product development remained consistent with expenditures in the third quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses ("SG&A") increased 9.9% from $3,219,000 in the third quarter of 1998 to $3,537,000 for the third quarter of 1999. For this same period, as a percentage of sales, SG&A expenditures increased by 0.6%. The addition of several new sales personnel and the completion of the executive management team accounted for a significant portion of this increase.

     INTEREST EXPENSE

Interest expense was approximately $189,000 in the third quarter of 1999, a decrease of $15,000, or 7.4%, over the third quarter of 1998. The decrease is attributable to a decrease in average borrowings during the third quarter of 1999 as a result of reduced inventory levels. Net inventory at September 30, 1999, was approximately $5.4 million as compared to approximately $7.7 million at September 30, 1998.

     INCOME TAXES

The Company has provided for income taxes using an effective rate of 37.5% in the third quarter of 1999, as compared with 35.0% in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.


                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           1999        1998
                                                           ----        ----

     Revenue                                              100.0%      100.0%
     Cost of goods sold                                    64.8%       66.4%
                                                          -----       -----
       Gross margin                                        35.2%       33.6%

     Operating Expenses:
       Engineering and product development                  2.6%        3.5%
       Selling, general and administrative                 26.8%       25.7%
                                                          -----       -----
     Operating income                                       5.8%        4.4%
     Interest expense                                       1.3%        1.6%
                                                          -----       -----
     Income before income taxes                             4.5%        2.8%
     Provision for income taxes                             1.7%        1.0%
                                                          -----       -----
     Net income                                             2.8%        1.8%
                                                          =====       =====


     REVENUE

Revenue was approximately $38.0 million for the first nine months of 1999, an increase of approximately $579,000, or 1.5%, over the first nine months of 1998. The increase in net revenue is primarily due to an increase in dealer direct revenue from sales to the Company's INFINITE dealers of approximately $1.2 million, or 21%. Approximately $1.0 million of this increase was in sales of voice processing products. Voice processing revenue for other distribution channels increased approximately $275,000 for 1999 as compared to 1998. These increases were partially offset by an approximately $550,000 decrease in distribution revenue, net of discounts, primarily due to a decrease of $700,000 in sales of single line systems as the Company discontinued sales of the 2600 model and replaced it with the 2700 model. Additionally, repair revenue for the nine months ended September 30, 1999, was approximately $505,000 lower than repair revenue for the comparable prior year period, primarily due to the sale of the repair center division in June 1999.

     GROSS MARGIN

Gross margin increased to 35.2% of revenue for the first nine months of 1999 as compared with 33.6% for the first nine months of 1998. The improvement in gross margin is primarily attributable to an increase in sales of higher-margined voice processing products, decreased discounts provided to wholesale distributors, an improvement in negotiated vendor discounts as compared to 1998, elimination of expenses related to the Company's repair center division which was sold during the second quarter of 1999, and a decrease in import duties.

     ENGINEERING AND PRODUCT DEVELOPMENT

Expenses related to engineering and product development decreased to approximately $983,000 in the first nine months of 1999 as compared with approximately $1.3 million the first nine months of 1998. The decrease was due to the elimination of several engineering and product development positions in July 1998.

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $579,000, or 6.0%, in the first nine months of 1999 as compared with the first nine months of 1998. This increase is primarily a result of the addition of several new sales personnel and the completion of the executive management team.

     INTEREST EXPENSE

Interest expense was approximately $478,000 in the first nine months of 1999, a $138,000, or 22%, decrease over the first nine months of 1998. The decrease is attributable to a decrease in borrowings as a result of reduced levels of inventory.

     INCOME TAXES

The Company has provided for income taxes using an effective rate of 37.5% in the first nine months of 1999 as compared with 35.6% in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $2.4 million at September 30, 1999. The Company's cash accounts are swept regularly and applied against the Company's line of credit, as described below. The Company's borrowings against its available operating line of credit at September 30, 1999, were approximately $9.5 million, which represents an increase of $1.8 million from its borrowings of $7.7 million at December 31, 1998. This increase was primarily due to the timing of payments received on accounts receivable balances from customers. At September 30, 1999, net eligible availability was approximately $1.7 million.

Effective September 30, 1999, the Company negotiated an increase in its credit facility with General Electric Capital Corporation ("GE Capital") from $12.0 million to $15.0 million. The line expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 7.82% at September 30, 1999. Advances under the line of credit are based upon eligible accounts receivable and inventory of Vodavi Communications Systems, Inc. ("VCS"), a wholly owned subsidiary of the Company, and are secured by substantially all of the assets of the Company. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of GE Capital. At September 30, 1999, the Company was in compliance with all of the covenants.

Working capital, reduced by outstanding borrowings on the credit facility (reported as long term debt on the balance sheet), increased to approximately $6.2 million at September 30, 1999 from approximately $4.8 million at December 31, 1998. This increase is attributable to increases in accounts receivables (primarily due to timing of receipts), and prepaids and other current assets, partially offset by a decrease in inventory and increases in accounts payable and the line of credit.

During May 1999, the Company entered into a perpetual, non-exclusive licensing agreement with Santa Barbara Connected Systems Corporation ("Connected Systems") to acquire the licensing and manufacturing rights to the Company's "Talkpath" and "Dispatch" product lines. Since 1997, the Company had purchased these products from Connected Systems for private-labeled sales to distribution partners and customers. According to the terms of the agreement, the Company paid Connected Systems $300,000 during the second quarter of 1999 and $200,000 during the third quarter of 1999. No additional payments are due under this agreement.

In October 1999, the Board of Directors approved a buy-back of up to 400,000 shares of the Company's outstanding common stock over the next six months.
Financing for the buy-back will be provided through the Company's line of credit.

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

During the third quarter of 1999, the Company completed upgrades to its financial and accounting systems, including software related to order entry, inventory management, materials planning, and accounts payable and receivable. These upgrades improved the content, quality, and flow of information within the Company, as well as addressing Year 2000 issues. Also during the third quarter of 1999, the Company completed Year 2000 compliance upgrades for computer processing platforms, networks, and software systems used in connection with its operations, other than the financial and accounting systems described above.

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

Certain of the Company's products contain software and hardware that perform functions based upon date-related information. The Company has identified its existing products that are not Year 2000 compliant and has completed development of upgrades or modifications to those products that will enable them to process Year 2000 dates without malfunctioning. The Company will be able to pass costs related to upgrading installed products that are no longer covered by the Company's product warranties along to its customers. The Company also believes that the costs related to upgrading installed products that remain under the Company's product warranties would be relatively insignificant. The inability of the Company to develop and provide on a timely basis product modifications that may be required could result in a material adverse effect on the Company, including increased warranty costs, customer satisfaction issues, and potential litigation.

The failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results. The Company is substantially completed with the development of a contingency plan under which it would use a manual system for order processing, shipping and receiving functions, and accounting systems on a short-term basis in the event the Company or third parties experience computer system failures as a result of Year 2000 issues.




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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        On September 20, 1996, the Company and Vodavi-CT, Inc. (formerly Enhanced Systems, Inc.) ("Vodavi-CT") filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Vodavi-CT, in the United States District Court for the District of Arizona. The lawsuit subsequently was transferred to the Northern District of Georgia, Atlanta Division (No. 1-98-CV-18-CAM). The lawsuit alleges, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Vodavi-CT in 1995; breached certain terms of their respective employment contracts with Vodavi-CT; and converted certain corporate opportunities for their own benefit. The Company and Vodavi-CT are seeking compensatory and punitive damages against Messrs. Mittel and Taslimi. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division (No. 196-CV-2563), against the Company and Vodavi-CT. That lawsuit alleged that Vodavi-CT breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment. In January 1999, the parties filed motions for summary judgment with respect to portions of their respective claims. In February 1999, the parties filed a stipulation dismissing the claims of the Company and Vodavi-CT that alleged violations of federal and Arizona securities laws and constructive fraud under Georgia law.

        On September 27, 1999, the court entered an order granting the motion of the Company and Vodavi-CT for summary judgment as to the claims of Messrs. Mittel and Taslimi for breach of their respective employment agreements. In addition, the court denied Messrs. Mittel's and Taslimi's motions for summary judgment as to the claims of the Company and Vodavi-CT with respect to fraudulent misrepresentation and/or nondisclosure, negligent misrepresentation, conversion or misappropriation of corporate assets, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, constructive fraud, and misappropriation of corporate assets. The court granted the motion of Messrs. Mittel and Taslimi for summary judgment as to the claims of the Company and Vodavi-CT with respect to unjust enrichment and constructive trust. The Company and Vodavi-CT intend to proceed with the lawsuit against Messrs. Mittel and Taslimi.

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 10.38. Fourth Amendment to Credit Agreement with General Electric Capital Corporation.

            Exhibit 27. Financial Data Schedule

        (b) Reports on Form 8-K

            Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Vodavi Technology, Inc.


Dated: November 12, 1999      /s/ Gregory K. Roeper
                              -------------------------------------------------
                              Gregory K. Roeper
                              President, Chief Operating Officer, and Secretary
                              (Principal Executive Officer)

Dated: November 12, 1999      /s/ Tammy M. Powers
                              -------------------------------------------------
                              Tammy M. Powers
                              Chief Financial Officer, Vice President - Finance,
                              and Treasurer (Principal Financial and
                              Accounting Officer)