Form 10-K
period 1999-12-31
VODAVI TECHNOLOGY INC
filed 2000-03-27
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File Number 0-26912
                          -----------------                              -------

                             VODAVI TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            86-0789350
   -------------------------------                           ------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

      8300 EAST RAINTREE DRIVE
         SCOTTSDALE, ARIZONA                                       85260
---------------------------------------                          ---------
(Address of principal executive offices)                         (Zip Code)

                                 (480) 443-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 20, 2000, there were outstanding 4,326,688 shares of the registrant's common stock, $.001 par value, which excludes 226,800 treasury shares. The aggregate market value of common stock held by nonaffiliates of the registrant (2,990,083 shares) based on the closing price of the common stock as reported on the Nasdaq National Market on March 20, 2000, was $15,324,175. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                             VODAVI TECHNOLOGY, INC.
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

   ITEM 1.  BUSINESS .......................................................  1
   ITEM 2.  PROPERTIES ..................................................... 20
   ITEM 3.  LEGAL PROCEEDINGS............................................... 21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 22

PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................. 22
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................ 23
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ...................................... 24
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 27
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...................... 28
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ....................................... 28

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 28
   ITEM 11. EXECUTIVE COMPENSATION.......................................... 28
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................... 28
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 28

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K........................................................ 28

SIGNATURES.................................................................. 31

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2000 AND THEREAFTER; TECHNOLOGICAL DEVELOPMENTS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT AND DISTRIBUTION CHANNEL DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

         We design, develop, market, and support a broad range of business telecommunications solutions, including telephony products, voice processing products, and computer-telephony products for a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features, such as automatic call distribution and Internet protocol, or IP, gateways. Our voice processing products include interactive voice response systems, automated attendant, and voice and fax mail. Our computer-telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting of wholesale distributors, direct dealers, and our own direct sales personnel.

         Our   goal  is  to   develop,   deliver,   and   support   high-quality
telecommunications products and services that meet the demands of the markets we serve. Key elements of our strategy to achieve that goal include the following:

        * expand our core business of supplying telephone systems, voice processing systems, and computer-telephony integration, or CTI, products;

        *   emphasize sales through our dealer programs;

        * focus on the integration of existing and newly developed products to provide complete, industry standard-based business communications solutions to our customers;

        * expand our strategic relationship with LG Information & Communications, Ltd., or LGIC, which is a member of the multi-billion dollar, Korean-based LG Group with which we have enjoyed a long-term relationship; and

        * enhance our existing products and expand our product lines by expanding our technological expertise and distribution channels through

            -- business acquisitions, license arrangements, and other strategic relationships, and

            --  internal research and development efforts.

         Our corporate offices are located at 8300 East Raintree Drive, Scottsdale, Arizona, and our telephone number is (480) 443-6000. Our Web site, which is not a part of this Report, is located at www.vodavi.com. All references to our business operations in this Report include the operations of Vodavi Technology, Inc. and our subsidiaries.

                                  OUR BUSINESS

INDUSTRY OVERVIEW

         Virtually every business today relies upon its business communications system as an essential tool to speed and enhance the effectiveness of communications among employees, customers, and vendors; to contact decision makers regardless of their location; to increase employee productivity; to provide better customer service; and to reduce operating costs. Many factors have stimulated the growth of the telecommunications industry, including the following:

        * successive technological developments that have resulted in enhanced features and services,

        *   advances in telephone and computer hardware and software,

        *   emphasis   on  the  use  of   communications   systems   to  provide
            cost-effective customer service,

        * development of the Internet as an alternative to traditional telephone networks, and

        *   regulatory changes.

These factors have resulted in continual development of full-featured business communications systems designed for use by small- and medium-sized businesses that can be offered at affordable prices.

         Accelerated technological advances in recent years have enabled telecommunications system providers to develop sophisticated systems that offer a wide variety of applications in addition to traditional call switching functions. Businesses of all sizes now demand affordable telecommunications systems that provide the capacity for

        * voice processing systems, which automate call answering, provide voice mail and automated call distribution functions, and provide the capacity to manage facsimile messages;

        * interactive voice response, or IVR, which enables a business to provide its customers with automated access to the business's database via telephone or the Internet; and

        * computer-telephony integration, which greatly enhances efficiency and productivity by integrating businesses' voice and data networks.

Automatic call distribution, IP telephony, and other innovations represent significant opportunities for sales of new product lines and applications to further increase employee mobility and efficiency. We also believe that international sales of voice processing products will increase in the future as demand for features such as voice mail, interactive voice response, and unified messaging increases.

         The following table summarizes recent estimates provided by Frost & Sullivan with respect to total market revenue, compound annual market growth rates, and average retail prices for each business communications product category listed.

                                                                                       AVERAGE
                                ESTIMATED                          COMPOUND            RETAIL
                                   1999           PROJECTED         ANNUAL            PRICE PER
  PRODUCT SEGMENT                REVENUE           REVENUE        GROWTH RATE      STATION OR PORT
  ---------------                -------           -------        -----------      ---------------
                              (in millions)     (in millions)
Key Telephone Systems           $2,510.0          $2,570.0(1)         2.0%                 $   303
Voice Messaging                    959.2           2,138.4(2)        14.4%         $1,000 - $6,000
Interactive Voice Response         962.0           2,091.3(2)        21.3%         $1,320 - $3,730
Server/PC-Based PBX                 78.8           1,028.9(1)        58.0%         $  200 - $1,100
Internet Telephony                 244.8(4)        3,158.5(3)       132.0%                  $1,055

----------
(1) Represents projected market revenue for 2005.
(2) Represents projected market revenue for 2004.
(3) Represents projected market revenue for 2002.
(4) Represents estimated revenue for 1998.

OUR PRODUCTS

         We currently design, develop, market, and support a broad range of

        * telephony products, which include digital and analog key telephone systems and commercial grade telephones;

        *   voice  processing   products,   including  IVR  systems,   automated
            attendant, automatic call distribution, voice mail and fax mail, and unified messaging systems; and

        * computer-telephony products, including Windows-based application products (such as PC telephones and attendant consoles), local area network (known as LAN) to PBX connection packages, IP gateways, and Internet messaging systems.

TELEPHONY PRODUCTS

         KEY TELEPHONE SYSTEMS

         Sales of key telephone systems represented approximately 70% of our revenue during 1999 and approximately 75% during 1998. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." We supply several models of key telephone sets, several of which are CTI compatible, with progressive features for use in conjunction with each of our key telephone systems.

         We currently market various lines of key telephone systems, under our STARPLUS, Triad, and INFINITE brand names, for businesses requiring as few as three incoming lines and eight stations up to 144 lines and 250 stations (a 384-port system). We sell the STARPLUS and Triad lines through large wholesale distributors and the INFINITE line through telephone sales and installation companies known as "direct dealers."

         We market both digital and analog key telephone systems and related products. Our digital telephone systems employ a digital architecture in order to provide digital voice transmission and system control, while our analog telephone systems employ a microprocessor-based architecture and solid state switching for voice transmission and system control. Most of our telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. Our telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. We design our key telephone systems to permit expansion or customization for specific business applications by installation of a variety of voice processing or computer-telephony integration products.

         Our digital systems enable customers to upgrade their telephone systems as their businesses grow and as technology advances by adding or replacing components in stages without replacing their entire systems. As a result, it is generally more economical for the end users to expand their STARPLUS, Triad, or INFINITE systems than to switch to a competitor's system. We believe that the economy and flexibility we provide our customers through this migration strategy provides us with a competitive advantage.

         COMMERCIAL GRADE TELEPHONES

         We market several models of commercial grade telephones through wholesale distributors for use with analog or digital key systems, PBX systems, or telephone company central office, or Centrex, switching systems. Businesses, the hospitality industry, and school districts represent the principal purchasers of our commercial grade telephones. All of our commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by us or by competing manufacturers.

         Our commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. Our more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, and the capability to use custom calling features provided by local telephone companies.

         During 1999, we discontinued sales of our previous line of commercial grade telephones and introduced a new series of commercial grade telephones primarily targeted to the business and hospitality markets. Our new line of commercial grade telephones offers more advanced features, including built-in Caller ID and other functions. Sales of commercial grade telephones represented approximately 10% of our revenue during 1999 as compared with approximately 12% during 1998.

VOICE PROCESSING PRODUCTS

         Voice processing includes functions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls and speeding and simplifying message delivery and storage. We design our voice processing products to integrate with the telephone systems we sell as well as those sold by competing manufacturers. While we frequently market our voice processing products independently of our telephone systems, during 1999 we increased the percentage of sales of our voice processing products that were bundled with sales of our key telephone systems. We also cultivate the expansion of our existing base of telephone systems by offering digitally integrated voice processing systems for our STARPLUS, Triad, and INFINITE product lines to differentiate them from our competitors' products and to provide a value-added basis for increased sales and profit margins. Sale of voice processing products accounted for approximately 20% of our revenue during 1999 and approximately 13% during 1998.

         VOICE MAIL SYSTEMS

         Voice mail enables callers to leave detailed messages and permits recipients to retrieve messages when they return to their offices or by dialing into the system from remote telephones. Each voice mailbox can be customized to the individual user's needs. Voice messages can be stored, replayed, saved, or erased as desired by the user. The menu routing functions included in some of our voice mail systems enable business users to program the systems to create custom, multi-level menus that permit callers to automatically access organizational departments or product, service, or event information by dialing menu choices.

         In addition to our larger voice processing systems, we market a line of self-contained, competitively priced voice processing systems designed for small- to medium-sized organizations. These systems, which work in conjunction with key telephone systems sold by us as well as other manufacturers, can be expanded from two ports up to eight ports, feature a full range of automated attendant and voice mail functions, and include a serial port for administration via the user's laptop PC.

         ADVANCED MESSAGING PLATFORM

         Our Microsoft(R) Windows NT-based messaging systems, which provide virtually unlimited port capacities, combine voice mail functions with facsimile messaging capabilities (known as fax mail) as well as the ability to share messages with other voice messaging systems over the Internet. Fax mail provides the ability to receive, store, retrieve, and forward facsimile messages in the same manner that voice mail handles voice messages. Our fax mail system digitizes and stores facsimile messages and notifies the user that messages have been received. The user can retrieve and print the facsimiles from his or her office or remote locations (such as a hotel room) and can also instruct the system to forward facsimiles to other recipients. "Fax-on-demand" enables callers to access information stored by a business, such as sales and marketing brochures, technical specifications, and pricing data, and request the system to transmit the desired information to the caller's facsimile machine.

         Our Windows NT-based system also uses Internet e-mail protocols to enable voice messages to be transported over the Internet or other electronic fields for efficient, low-cost information exchange between remote systems. In addition, our Windows NT-based Internet fax delivery systems connect the user's telephone and computer to enable the user to transmit facsimile messages or documents to conventional facsimile machines via the Internet. These systems provide ease of use and avoid problems associated with e-mail attachments, mismatched data encryption techniques, or private or switched network costs. Our Internet fax delivery systems provide spoken prompts that guide the user through the transmission process and also transmit delivery confirmations to the user's mailbox. As a result, a business with multiple offices can extend its voice messaging system so as to permit employees in different locations to create, receive, answer, or forward voice and facsimile messages via the Internet more quickly, efficiently, and economically than traditional long-distance telephone calls.

         Our Windows NT-based system also uses Microsoft(R) Exchange technology to provide unified messaging. Unified messaging enables users to access e-mail, voice mail, facsimiles, and paging messages in a single session at a personal computer. The system displays a listing of all of the user's messages and enables the user to access and control all of his or her messages with a click of the computer mouse.

         INTERACTIVE VOICE RESPONSE

         Our IVR system connects a business's telephone system to its host computer in order to permit the use of any telephone to access and store certain information in the business's database. This interactive connectivity permits callers to conduct transactions, such as placing orders, checking inventory, tracking order shipments, or querying account information, from any telephone. IVR uses voice prompts to communicate the steps required to enable the caller to input information to or retrieve information from the database and to communicate information to the caller. The open architecture design of our IVR system provides unlimited scalability by permitting users to increase the number of ports or voice storage capacity simply by plugging in more voice cards or disk drives and by linking multiple devices into networks to create virtually unlimited configurations. Users may enhance the system by adding independent off-the-shelf software modules that can be seamlessly integrated to provide additional features, such as call routing, voice messaging, web-based IVR, speech recognition, and text-to-speech capabilities.

         AUTOMATIC CALL DISTRIBUTION

         We market our automatic call distribution, or ACD, software systems and ACD reporting packages for use with our digital key telephone systems. The automatic call distribution functions enable businesses that receive a large volume of customer calls, such as catalog sales operations, to manage incoming calls efficiently by directly routing them to the proper person or group. Our ACD systems reduce the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, ACD plays a custom "hold" message for the caller and connects the call to the first available person or sales agent. ACD saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. ACD enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity. Our ACD reporting package provides real-time statistics and comprehensive reports on calling activity for review by the user's management.

COMPUTER-TELEPHONY INTEGRATION PRODUCTS

         We design, develop, and market CTI products that use an open architecture to integrate computer and telephone systems into a user-friendly information processing and storage system. We believe that developing more value-added CTI applications for our telephone systems will enhance the appeal of our product lines and enable us to sell more key telephone systems, full-featured telephones, and other software packages and add-on peripheral products. We market CTI products that enable a user to use the Internet to access voice, facsimile, and e-mail messages via personal computer; incorporate telephone functions with computer software to speed call handling and permit the user to personalize telephone functions; identify incoming callers and immediately access computer files relating to the caller; connect Windows-based local area networks to the user's telephone system; and quickly and inexpensively access and analyze call accounting information.

NEW PRODUCT DEVELOPMENT

         We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communications tools. We believe that continuous development of new products and features will be necessary to enable us to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. Since 1994, we have developed and introduced several new or enhanced products and product lines, including new ACD reporting packages, additional enhancements to our Windows NT-based voice messaging systems and our IVR systems, a new line of digital key telephone systems, a new line of commercial grade telephones, and an IP gateway.

         We currently are focusing our new product development efforts on developing and refining enhancements that will deliver greater features, sophistication, functionality, and value to our current product offerings. For example, we currently are developing

        *   a 144-port digital switch for our STARPLUS DHS line of products;

        *   desktop telephones with large-screen LCD displays;

        * a new caller ID telephone for our line of commercial grade telephones;

        *   new software releases for our Triad and INFINITE product lines; and

        * a LAN card that will enable our digital switches to network with a business LAN and to serve as an imbedded IP gateway for connecting with voice over IP networks. This will allow users of our existing technologies to migrate towards the benefits of IP telephony.

         We have strategic alliances with LGIC and other third parties related to the development of new products, product lines, or product features. For example, we are working with LGIC to develop a full IP-based telecommunications solution. We may enter into additional strategic alliances for new product development in the future.

SALES, MARKETING, AND DISTRIBUTION

         We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." We also maintain an in-house direct sales force that makes direct sales of our IVR products to businesses as well as an in-house sales support staff assisting our direct dealers and distributors. We derived approximately 75% of our total revenue in 1999 from sales to distributors, 19% from sales to direct dealers, and 6% from direct sales to IVR customers. In the past we have and in the future we may market our products on a private label basis to original equipment manufacturers, or OEMs. The following diagram illustrates the current distribution channels for our product lines.

                                     VODAVI

       TRIAD          STARPLUS       INFINITE       IVR       INTERNATIONAL
         |                |             |            |             |
         |                |             |            |             |
    Distributor      Distributor                              International
                                                               Distributor
         |                |             |            |             |
         |                |             |            |             |
    Authorized          Dealer      Authorized       |             |
      Dealer              |           Dealer         |             |
         |                |             |            |             |
         |                |             |            |           Dealer
         |                |             |            |             |
         |                |             |            |             |
     End User          End User      End User     End User      End User

         WHOLESALE DISTRIBUTORS

         We design and market our STARPLUS brand of products for sale through wholesale distributors. The distributors resell our products primarily to small local interconnect companies and independent telephone companies. The interconnects and independent telephone companies in turn resell our products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors to sell our products more effectively and to provide the interconnects and independent telephone companies with technical assistance they may request with respect to installation, maintenance, and customer support.

         We believe that sales through distributors offers several advantages, including the following:

        * established distribution systems and access to a large number of customer accounts;

        *   maintenance  of  customer  credit   facilities  and  an  established
            inventory of our products;

        * availability of products in over 600 locations throughout the United States;

        *   security of receivables;

        *   reduced needs for direct training by us;

        *   effective promotion of our products at trade shows;

        * geographically dispersed sales forces that can reach customers more effectively than we would otherwise be able to do; and

        * lower support and carrying costs compared with the costs associated with direct sales to a large number of direct dealers.

         Distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target, and Power & Telephone Supply Company. Graybar accounted for 41% of our sales during 1999 and 39% in 1998. Alltel accounted for 11% of our sales during 1999 and 12% during 1998.

         Our sales and marketing personnel stimulate demand for our products with the interconnects and independent telephone companies that purchase our products from Graybar, Alltel, and other distributors and install these products at the end users' premises. These interconnects and independent telephone companies provide the "pull through" demand for our products from Graybar, Alltel, and other distributors. As a result, we believe that a decrease in purchases by Graybar, Alltel, or other distributors would result in only a temporary adverse effect on our operations if interconnects and independent telephone companies would continue to demand our products from other distributors, which in turn would increase the purchases by these other distributors of our products.

         TRIAD DISTRIBUTORS AND DEALERS

         During 1998, we introduced our Triad line of digital telephone systems for sale through distributors to a limited number of authorized Triad dealers. The Triad product line includes a full array of digital telephone systems ranging from three lines and eight stations up to 384 ports, as well as voice messaging, ACD, CTI, and other products. The authorized Triad dealers must commit to minimum purchases of Triad or STARPLUS products and must be trained and certified through our formal product and sales training program. Our goal is to encourage the Triad dealers to promote the Triad line to their customers as the preferred line of digital telephone systems. We provide the authorized Triad dealers with order fulfillment, marketing, sales, and product support services. We had approximately 150 authorized Triad dealers as of March 20, 2000.

         INFINITE DIRECT DEALERS

         We developed our INFINITE line of telephone systems and related products for sales to direct dealers. These direct dealers are medium and large interconnect companies or local dealers that resell our products directly to end users. We believe that the principal advantages of this distribution channel include greater visibility of our product lines and the ability to exert additional control over factors such as pricing of our products. Sales to direct dealers, however, generally involve greater credit risks, the necessity to provide increased direct marketing and technical support, and additional costs associated with developing and training the independent sales staff of the various direct dealers to enable them to solicit purchases of our products.

         We increased the number of direct dealers that sell our INFINITE products from 70 at December 31, 1995 to approximately 115 at December 31, 1999. During 1999, however, we initiated a program to upgrade and strengthen our dealer network. Under this program, we plan to focus on selling to fewer, but larger and better-established, dealers. During the first quarter of 2000 we signed up approximately 35 large-volume, well-qualified new dealers and discontinued sales to approximately 20 dealers that have not provided a sufficient level of sales or support for our INFINITE line. The new dealers maintain large customer bases and possess the resources needed to provide quality sales presentations and support to their customers. As a result of this program, a total of approximately 130 direct dealers sell our INFINITE products as of March 20, 2000.

         IN-HOUSE SALES STAFF

         We maintain a sales staff of five employees who make direct sales of our IVR products in the United States. Our sales force also develops relationships with strategic partners, which purchase some of our products as a base platform, enhance the platform with specialized software that they have developed, and then resell the combined systems.

         We have an in-house sales support staff of 12 employees who provide dealers and distributors with order fulfillment, marketing, sales, and technical support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage with our dealer customers.

         INTERNATIONAL SALES

         To date, sales of our products in foreign countries have not represented a significant portion of our revenue. We believe, however, that sales of our voice processing and other products in international markets may increase in the future as demand for features such as voice mail and interactive voice response increases, as touchtone technologies and cellular telephone service become more available and other installed communications infrastructures are improved, and as regulatory differences between countries are eliminated. All of our sales in foreign countries are denominated in U.S. dollars.

RESEARCH AND DEVELOPMENT; STRATEGIC ALLIANCES WITH LGIC AND OTHER COMPANIES

         We believe that the continued development of software that distinguishes the functions and features of our products from those of our competitors represents a critical factor in determining our ongoing success. Our engineering staff consists of highly trained and experienced software professionals who focus on providing and supporting high-quality, user-friendly business communications systems and related products. The availability of in-house software and systems development expertise at our facilities in Arizona and Georgia provides us with product control, permits faster turnaround and reaction time to changing market conditions, and provides a solid base of maintenance and support services to end users. We use product and market development groups that interact with customers in order to anticipate and respond to customer needs through development of new product programs and enhancement of existing product lines.

         We conduct joint development activities with LGIC for the design and development of hardware incorporated into some of our existing or planned telephone system and commercial grade telephone product lines. Under our joint development projects with LGIC, we provide market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGIC provides hardware research, design and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGIC contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGIC produces the finished goods developed under the alliance. As a result of this arrangement, we have been able to obtain access to LGIC's research and development expertise and resources while controlling our capital expenditures for much of our product development efforts. In addition, our arrangement with LGIC enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGIC or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America. See Item 1, "Business - Manufacturing" and
Item 1, "Special Considerations - We rely on LGIC as a strategic partner." We have successfully engaged in such projects with LGIC in the past and believe that we will continue to have access to LGIC's advanced hardware research and development capabilities as we develop new product lines.

         We enhance our software development expertise through acquisitions of or licensing arrangements and other strategic alliances with independent third-party developers. We have active strategic alliance relationships with other companies that possess expertise in automatic call distribution, small digital key telephone systems, computer telephony, and Internet telephony. We believe that our strategic alliances with other companies enable us to develop products and bring them to market more quickly and at a lower cost than we would be able to achieve by developing the products internally. We intend to pursue additional opportunities to enter into strategic alliances with other companies that possess established expertise in specific technologies in order to co-develop proprietary products, or to acquire such companies in order to develop new products internally.

MANUFACTURING

         We obtain our key telephone systems, some of our voice processing systems, and our full-featured commercial grade telephones under manufacturing arrangements with various third-party manufacturers, including LGIC. We also purchase certain of our voice processing products from third parties on an OEM basis. We own a significant portion of the tooling used by the third-party manufacturers to manufacture our products. Our agreements with the third-party manufacturers generally require the manufacturers to produce our products according to our technical specifications, to perform quality control functions or otherwise meet our quality standards for manufacturing, and to test or inspect the products prior to shipment. Under the manufacturing agreements, the manufacturers provide us with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform with the warranties within specified periods. We perform final assembly, systems integration, and testing of some of our automated call distribution, voice mail, automated attendant, interactive voice response, and computer-telephony integration products at our Arizona and Georgia facilities.

         We obtain some of our digital telephone systems, commercial grade telephones, and voice mail products from LGIC, which owns the rights to produce this equipment. We purchase products manufactured by LGIC in Korea on a purchase order basis. During 1999, we purchased $11.6 million of product from LGIC, which represented 41% of our total purchases in 1999. LGIC currently owns approximately 18.8% of our outstanding common stock. See Item 1, "Special
Considerations - We rely on LGIC as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGIC's ownership interest in our company."

         We obtain some of our analog telephone systems and most of our commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd., or LGST, a joint venture between LGIC and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGST granted us the right to distribute and sell throughout the United States and Canada the products that LGST manufactures for us in Thailand. Our agreement with LGST prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. During 1999, we purchased $6.8 million of product from LGST, which represented 24% of our total purchases in 1999. See
Item 1, "Special Considerations - We rely on LGIC as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGIC's ownership interest in our company."

         We also obtain some of our digital key telephone systems from Tecom Co., Ltd., a Republic of China company. Under an agreement with our company, Tecom granted us the right to sell and distribute throughout all of North and South America the products that Tecom manufactures for us. The term of the agreement with

Tecom will remain in effect until either party gives the other party at least 120 days' advance notice of termination. We make all purchases pursuant to the agreement on a purchase order basis.

         We currently maintain a $3.8 million insurance policy to cover lost revenue in the event of significant interruptions in purchases from our overseas manufacturers. See Item 1, "Special Considerations - We depend on third parties for manufacturing" and Item 1, "Special Considerations - We face risks associated with international manufacturing sources."

QUALITY CONTROL

         We recognize that product quality and reliability are critical factors in distinguishing our products from those of our competitors. We design our products to include components meeting specified quality standards in order to ensure reliable performance. We also require our third-party manufacturers to comply with specified quality standards regarding materials and assembly methods used in manufacturing our products. In addition, we maintain a rigorous quality assurance program designed to ensure that the manufacture of our products conforms with specified standards and to detect substandard products before shipment. We have an inspection program in which we examine varying numbers of our products as they arrive at our warehouse in Arizona, depending upon the manufacturer and the type of product.

SUPPORT SERVICES

         We provide limited warranties against defective materials and workmanship on each of the products that we sell. We provide a complete support service for all of our products by maintaining a 24-hour toll-free telephone number and e-mail support that the dealers' or interconnects' service representatives can contact for trouble shooting and diagnostic assistance. We also maintain a technical support page on our Web site that includes frequently asked questions, technical tips, and product-related notifications. We maintain an operating set-up of each of our telephone systems, key telephone units, and peripheral systems at our headquarters facility, supported by a staff of technicians trained to handle service assistance calls. When a dealer or interconnect calls with a question relating to performance malfunctions or an operational system question, our personnel attempt to replicate any problem the user is encountering, diagnose the cause, and provide a solution via telephone. If our technicians cannot determine the cause of the malfunction over the telephone, we dispatch a service representative to the user's place of business in order to locate the source of the problem and take corrective measures.

         Prior to June 24, 1999, we operated our own repair center and performed repairs on certain of our products. On June 24, 1999, we sold the repair center and entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, we appointed the buyer as the exclusive authorized repair center for our products. We believe that this arrangement will enable us to continue to provide fast turn-around time and consistent quality of repairs without the overhead and other expenses associated with operating the repair facility.

COMPETITION

         Markets for communications products are extremely competitive. We currently compete principally on the basis of the technical innovation and performance of our products, including their ease of installation and use, reliability, cost, and the technical support both before and after sales to end users. Our competitors for the sale of telephone systems and telephones include Lucent Technologies, Inc., Nortel, Toshiba Information Systems, Inc., Comdial Corporation, Panasonic Communications & Systems Co., Nitsuko, Iwatsu, InterTel, and NEC Corp.

         Competitors in the market for voice processing systems include Active Voice Corporation and Applied Voice Technology as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various original equipment manufacturer agreements. Competition in the interactive voice response market includes Intervoice Communications, Inc., Edify Corp., and Syntellect.

         In the computer telephony market, we compete with many of the same companies indicated above. Some of our product lines compete with products and services provided by the regional Bell operating companies, or

RBOCs, which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features through equipment located in the telephone company's central switching offices.

PATENTS, TRADEMARKS, AND LICENSES

         As of December 31, 1999, we owned six United States patents expiring on various dates beginning in 2000 and ending in 2008. We intend to continue to seek patents on our inventions used in our products. The process of seeking patent protection can be expensive and can consume significant management resources. We believe that our patents strengthen our negotiating position with respect to future disputes that may arise regarding our technology. However, we believe that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents. We cannot assure you that patents will issue from our pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage.

         We own a number of registered and unregistered trademarks that we consider to be an important factor in marketing our products. Our ability to compete may be enhanced by our ability to protect our proprietary information, including the issuance of patents, copyrights, and trademarks. We also have taken steps to protect our proprietary information through a "trade secrets" program that includes copy protection of our software programs and obtaining confidentiality agreements with our employees. We cannot assure you, however, that these efforts will be effective in preventing misappropriation, reverse engineering, or independent development of our proprietary information by our competitors. While none of our intellectual property rights have been invalidated or declared unenforceable, we cannot assure you that our rights will be upheld in the future. Accordingly, we believe that, due to the rapid pace of technological change in the telecommunications industry, the technical and creative skills of our engineers and other personnel will be extremely important in determining our future technological success.

         During 1999, we entered into a non-exclusive licensing agreement with Santa Barbara Connected Systems Corporation to acquire the licensing and manufacturing rights to certain of our voice processing systems. Since 1997, we had purchased these products from Connected Systems for private-labeled sales to our distribution partners and customers. By acquiring the licensing rights and having LGIC manufacture these products for us, we obtained a more dependable source and better margins for several of our more popular products.

         We have a license agreement with Executone that gives us a non-exclusive license to use Executone's technology for certain of our digital telephone systems. Under the license agreement, we purchase all of the proprietary components for those digital telephone systems at Executone's cost plus 5%, and we pay Executone a royalty fee of 5.3% of the manufactured cost of all of our products that use the technology covered by the agreement. The license agreement expires in 2014. We have discontinued manufacturing the line of products that use this licensed technology, and we anticipate that we will sell our remaining inventory of those products over the next 18 months.

         We license from third parties the rights to the software included in certain of our products, including our ACD products. These licenses generally give us a non-exclusive right to use and sell the licensed software included in our products during the term of the applicable agreement. We pay the licensors fees based on the number of units that we purchase from them.

         The telecommunications industry is characterized by rapid technological development and frequent introduction of new products and features. In order to remain competitive, we and other telecommunications manufacturers continually find it necessary to develop products and features that provide functions similar to those of other industry participants, often with incomplete knowledge of whether patent or copyright protection may have been applied for or obtained by other parties. As a result, we receive notices from time to time alleging possible infringement of patents and other intellectual property rights of others. To date, we have been able to successfully defend these claims or to negotiate settlements to these claims on terms we believe to be favorable. In the future, however, the defense of such claims, fees paid in settlement of such claims, or costs associated with licensing rights to use the intellectual property of others or to develop alternative technology may have a material adverse impact on our operations.

GOVERNMENT REGULATION

         The U.S. government from time to time has imposed anti-dumping duties on some telephone products manufactured in some of the countries where our products are manufactured. Most recently, duties on certain of our products were phased out between 1997 and 2000. We cannot assure you that similar duties will not be imposed in the future on telephone products, including our products, manufactured in these or other foreign countries in the future. The imposition of such additional duties on our products could have a material adverse effect our operating results.

EMPLOYEES

         As of March 20, 2000, we employed a total of 145 persons, consisting of 143 full-time employees and two part-time employees at our facilities in Scottsdale, Arizona, and Norcross, Georgia. This number includes 25 persons in engineering and product development, 80 in sales, marketing, and technical support, 18 in warehouse and distribution functions, and 22 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union in collective bargaining with us.

         Various third-party manufacturers provide the personnel engaged in the manufacture and assembly of our products in South Korea, Thailand, Taiwan, and the People's Republic of China under the agreements between the respective manufacturers and us.

EXECUTIVE OFFICERS

         The following table sets forth information concerning each of our executive officers:

           NAME                 AGE                  POSITION
           ----                 ---                  --------

William J. Hinz...............  54    Chairman of the Board
Gregory K. Roeper.............  39    President, Chief Executive Officer, and
                                       Director
Tammy M. Powers...............  30    Vice President - Finance,  Chief Financial
                                       Officer, and Treasurer
Stephen L. Borcich............  53    Vice President - Sales and Marketing

         WILLIAM J. HINZ has served as Chairman of the Board of our company since October 1997 and as a director of our company since April 1997. Since October 1999, Mr. Hinz has served as Group President for the Triumph Components Group, which is a group of seven divisional companies within Triumph Group, Inc., a publicly held company. Mr. Hinz served as President of Stolper-Fabralloy Company, a precision aerospace engine component manufacturer that is a subsidiary of Triumph Group, Inc., from September 1997 until October 1999, and as Executive Vice President of Operations of Stolper-Fabralloy from March 1996 until September 1997. Mr. Hinz was Vice President of Global Repair and Overhaul Operations for AlliedSignal Aerospace Company from June 1994 until March 1996. During this period, Mr. Hinz also was responsible for aerospace aftermarket merger and acquisition activity. Mr. Hinz served as President of European Operations for AlliedSignal Aerospace Company from December 1991 until June 1994 and served in various other manufacturing management positions with AlliedSignal Aerospace Company from 1968 to 1991.

         GREGORY K. ROEPER has served as President of our company since December 1998 and as Chief Executive Officer and a director of our company since December 1999. Mr. Roeper served as our Chief Operating Officer from June 1998 until December 1999. Between November 1994 and June 1998, Mr. Roeper held a variety of other executive positions with our company, including Chief Financial Officer, Executive Vice President - Finance, Administration, and Operations; Secretary; and Treasurer. From 1982 to 1994, Mr. Roeper was employed by Arthur Andersen LLP, most recently as a Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

         TAMMY M. POWERS has served as Vice President - Finance, Chief Financial Officer, and Treasurer of our company since July 1999. From September 1998 until July 1999, Ms. Powers served as Chief Financial Officer, Treasurer, and Secretary of Automotive Performance Group, Inc., a public company specializing in high-performance automotive businesses. From January 1997 until September 1998, Ms. Powers served as Chief Financial Officer and Secretary of Unitech Industries, Inc., a public company engaged in the international manufacturing and distribution of portable power supplies for mobile telephones. From January 1992 to January 1997, Ms. Powers was an accountant with Deloitte & Touche, LLP, most recently as an audit manager. Ms. Powers is a Certified Public Accountant in the state of Arizona.

         STEPHEN L. BORCICH has served as Vice President - Sales and Marketing of our company since April 1999. Mr. Borcich served as Vice President - Sales for Voice Technologies Group, a manufacturer and distributor of digital integration technology from August 1998 until March 1999. From February 1997 until July 1998, Mr. Borcich served as Vice President - Sales and Marketing of Q.SyS, Inc., a manufacturer of computer telephony applications. Mr. Borcich was Vice President - Sales of Microlog Corporation from December 1990 until September 1995.

                             SPECIAL CONSIDERATIONS

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

WE DEPEND ON THIRD PARTIES FOR MANUFACTURING.

         We depend upon third parties to manufacture our products. We do not own most of the equipment, tools, and molds used in the manufacturing process, and we have only limited control over the manufacturing processes. As a result, certain difficulties could have a material adverse effect on our business, including any difficulties encountered by the third-party manufacturers that result in

        *   product defects,

        *   production delays,

        *   cost overruns, or

        *   the inability to fulfill orders on a timely basis.

Our operations would be adversely affected if we were to lose our relationship with any of our suppliers, if any of our suppliers' operations were interrupted or terminated, or if overseas or air transportation services were disrupted even for a relatively short period of time. We do not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if we were required to locate and use alternative sources of supply.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL MANUFACTURING SOURCES.

         We currently obtain some of our products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, Taiwan, and the People's Republic of China. We believe that production of our product lines overseas enables us to obtain these items on a cost basis that enhances our ability to market them profitably. Our reliance on third-party manufacturers to provide personnel and facilities in these countries, our maintenance of equipment and inventories abroad, and the potential imposition of quota limitations on imported goods from certain Far East countries expose us to certain economic and political risks, including the following:

        *   the   business   and   financial   condition   of  our   third-party
            manufacturers;

        *   political and economic conditions abroad;

        *   the  possibility  of  expropriation,   supply  disruption,  currency
            controls, and exchange fluctuations; and

        *   changes in tax laws, tariffs, and freight rates.

         The countries in which some of our products are manufactured have been subject to natural disasters and civil disturbances in the past. These circumstances could affect our ability to obtain some of our products from our overseas manufacturers. Except for a fire that interrupted production at one plant in China during late 1993 and the first part of 1994, we have not experienced any significant shipment interruptions to date. The termination of any of the arrangements with our manufacturers or our inability to obtain products pursuant to such arrangements, even for a relatively short period of time, could have a material adverse effect on our operations.

         The countries in which most of our products are manufactured also have been subject to economic problems in the past. Although the economic situation in Asia in recent years has not resulted in any adverse changes in our ability to obtain products or the prices that we pay for our products, an extended period of financial pressure on overseas markets or currency devaluations that result in a financial setback to our overseas manufacturers could have an adverse impact on our operations.

         Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to purchase our products from foreign suppliers or the price at which we can obtain those products. In November 1999, the United States and China signed an agreement that will lift trade barriers between the two countries and that advances China's efforts to join the World Trade Organization. Special interest groups have raised objections to these efforts, and we cannot be certain whether or to what extent trade relations with China will continue to improve. Any developments that adversely affect trade relations between the United States and China in the future could impact our ability to obtain some of our products from our manufacturers in China.

WE RELY ON LGIC AS A STRATEGIC PARTNER.

         We rely on LGIC to supply some of our key telephone systems, commercial grade telephones, and voice mail products as well as on LGIC's engineering, hardware and circuit development, and manufacturing capabilities. We purchase a significant portion of our key telephone systems and commercial grade telephones from LGIC and LGST, an affiliate of LGIC. During 1999, we purchased $18.4 million of product from LGIC and LGST, constituting approximately 65% of our total purchases in 1999. During 1998, we purchased $16.3 million of product from LGIC, LG Electronics, Inc., and LGST, constituting approximately 60% of our total purchases in 1998. We currently obtain products from LGIC and LGST on a purchase order basis and cannot provide assurance that we will be able to secure long-term manufacturing arrangements for the products we currently obtain from LGIC and LGST. LGIC has no formal commitments to support our business or operations.

MARKETS FOR OUR PRODUCTS ARE INTENSELY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

         We engage in an intensely competitive business that has been characterized by price erosion, rapid technological change, and foreign competition. We compete with major domestic and international companies. Many of our competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess. Emerging companies also may increase their participation in the telephone systems and peripherals markets. Our ability to compete successfully depends on a number of factors both within and outside our control, including the following:

        * the quality, performance, reliability, features, ease of use, pricing, and diversity of our product lines;

        *   the quality of our customer services;

        *   our ability to address the needs of our customers;

        * our success in designing and manufacturing new products, including those implementing new technologies;

        * the availability of adequate sources of raw materials, finished components, and other supplies at acceptable prices;

        *   our suppliers' efficiency of production;

        *   the performance of our distributors and dealers;

        * the rate at which end users upgrade or expand their existing telephone systems, applications, and services;

        *   new product introductions by our competitors;

        * the number, nature, and success of our competitors in a given market; and

        *   general market and economic conditions.

We currently compete principally on the basis of the technical innovation and performance of our telephone systems, voice processing products, computer-telephony products, and commercial grade telephones, including their ease of use, reliability, cost, timely introduction, delivery schedules, and after-sale service and technical support. We may not continue to be able to compete successfully in the future.

WE DEPEND ON NEW PRODUCTS AND TECHNOLOGIES.

         We operate in an industry that is characterized by fast-changing technology. As a result, we will be required to expend substantial funds for and commit significant resources to the conduct of continuing product development, including research and development activities and the engagement of additional engineering and other technical personnel. Any failure on our part to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on our operations.

         Our future operating results will depend to a significant extent on our ability to identify, develop, and market enhancements or improvements to existing product lines as well as to introduce new product lines that compare favorably on the basis of time to introduction, cost, and performance with the product lines offered by our competitors. The success of new product lines depends on various factors, including proper market segment selection, utilization of advances in technology, innovative development of new product concepts, timely completion and delivery of new product lines, efficient and cost-effective features, and market acceptance of our products. Because of the complexity of the design and manufacturing processes required by our products, we may experience delays from time to time in completing the design and manufacture of improvements to existing product lines or the introduction of new product lines. In addition, customers or markets may not accept new product lines. Our failure to design and implement enhancements to existing product lines or failure to introduce new products on a timely and cost-effective basis would adversely affect our future operating results.

         Complex software programs, such as those we develop or those developed by other software sources and incorporated into our products, occasionally contain errors that are discovered only after the product has been installed and used by many different customers in a variety of business operations. Although we conduct extensive testing of the software programs included in our products, we may not successfully detect and eliminate all such errors in our products prior to shipment. Significant programming errors in product software could require substantial design modifications that may create delays in product introduction and shipment and that could result in an adverse impact on our goodwill as well as on our operating results.

WE RELY ON AN INDEPENDENT DISTRIBUTION NETWORK.

         We currently market our products through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." Distributors generally maintain inventories in amounts that they consider sufficient to fill anticipated orders for at least a two-month period of time. A decline in the volume of sales made by distributors, however, could result in their inventory levels exceeding their anticipated sales, which could delay purchases of additional products from us until the distributors' inventories reach re-ordering levels. Direct dealers generally stock inventories only in quantities they deem sufficient to fill anticipated short-term orders. As a result, distributors and direct dealers may cancel orders and delay or change volume levels on short notice to us. Because the sale of key telephone systems, voice processing products, and related products typically involves a long sales cycle, we may not be able to accurately forecast our own inventory levels. Our reliance on third-party distributors and dealers to sell our products could further exaggerate any inventory shortages or excesses that we might experience, particularly if our distributors or dealers are not able to give us adequate notice of anticipated changes in demand for our products.

         We depend upon independent distributors and direct dealers to sell our products to end users, to perform installation services, and to perform service and support functions after the sale. Other telephone system manufacturers compete intensely for the attention of the same distributors and direct dealers, most of which carry products that compete directly with our products. We may not be able to maintain favorable relationships with the distributors and direct dealers that currently carry our product lines in order to encourage them to promote and sell our products instead of those of our competitors. In addition, we may not be able to develop such relationships with additional distributors and dealers in the future.

         Graybar accounted for 41% of our sales during 1999 and 39% during 1998. Accounts receivable from Graybar comprised approximately 33% of total accounts receivable at December 31, 1999. Alltel accounted for 11% of our sales during 1999 and 12% during 1998. Accounts receivable from Alltel comprised approximately 10% of total accounts receivable at December 31, 1999.

WE FACE RISKS ASSOCIATED WITH PATENTS, LICENSES, AND INTELLECTUAL PROPERTY.

         Our success depends in part upon our ability to protect our proprietary technology. We rely on a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary technology. We have acquired certain patents and patent licenses, and we intend to continue to seek patents on our inventions and manufacturing processes. We face risks associated with our intellectual property, including the following:

        * the steps we have taken to protect our proprietary rights may be inadequate to protect misappropriation of such rights;

        * third parties may independently develop equivalent or superior technology;

        * the process of seeking patent protection can be long and expensive, and patents may not issue from future applications;

        * existing patents or any new patents that are issued may not be of sufficient scope or strength to provide us meaningful protection or any commercial advantage;

        * we may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources; and

        * we may commence litigation to enforce patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others, which could result in substantial cost to us and diversion of our management's attention.

         As is typical in the telecommunications industry, we have received from time to time, and in the future may receive, allegations of possible infringement of patents or other intellectual property rights of others. Based on industry practice, we believe that in most cases we could obtain any necessary licenses or other rights on commercially reasonable terms. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could materially and adversely affect us, our result of operations, or prospects.

WE MUST BE ABLE TO MANAGE OUR GROWTH.

         Our failure to manage our growth in an effective manner could have a material adverse effect on our operations. Our ability to manage our growth effectively in the future will require us to

        *   enhance our operational, financial, and management systems;

        *   expand our facilities and equipment;

        * successfully hire, train, and motivate additional employees, including the technical personnel necessary to design the software used in our telephone systems, voice processing products, and computer-telephony products; and

        *   integrate new software systems with evolving hardware technologies.

         We may be required to increase staffing and other expenses as well as our capital expenditures in order to meet the demand for our products and services. Customers, however, generally do not commit to firm purchase orders for more than a short time in advance. Any increase in our expenditures in anticipation of future orders would adversely affect our profitability if those orders do not materialize. The development of new products or product enhancements or unexpected customer orders also may require rapid increases in design and production services. Such increases in design and production services could place excessive short-term burdens on our resources.

THE TELECOMMUNICATIONS INDUSTRY IS CYCLICAL.

         The telecommunications industry has experienced economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. We have sought to reduce our exposure to industry downturns by targeting our product lines towards small- and medium-sized businesses, which we believe will sustain continued growth in the near and long term, resulting in a steadily increasing demand for enhanced and upgraded telephone systems and voice processing products. However, we may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. In addition, although we have not experienced significant quarterly sales fluctuations in the past, the size and timing of sales of our new voice processing and computer-telephony products may vary from quarter to quarter to a greater extent in future periods. The expanding importance of these new products could result in significant variations in our overall operating results on a quarterly basis.

WE MUST  FINANCE  THE  EXPANSION  OF OUR  BUSINESS  AND THE  DEVELOPMENT  OF NEW
PRODUCTS.

         To remain competitive, we must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase  in fixed  costs  and  operating  expenses  related  to  these  capital expenditures, our failure to increase net sales sufficiently to offset the increased costs may adversely affect our operating results. From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment. We cannot predict the timing and amount of any such capital requirements. Such financing may not be available or, if available, may not be available on terms satisfactory to us. If such financing is not available on satisfactory terms, we may be unable to expand our business or develop new products at the rate desired and our operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of our operating results. Equity financing could result in additional dilution to existing stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

WE MAY EXPERIENCE SHORTAGES OF RAW MATERIALS AND SUPPLIES.

         The principal raw materials and components used in producing our products consist of

        *   semiconductor components,

        *   unfinished printed circuit boards,

        *   molded plastic parts,

        *   metals, and

        *   packaging materials.

The third-party manufacturers of our products acquire these raw materials primarily from Asian sources, which indirectly subjects us to certain risks, including supply interruptions and currency price fluctuations. Purchasers of these materials, including our third-party manufacturers and us, from time to time experience difficulties in obtaining these materials. The suppliers of these materials currently are adequately meeting our requirements. We also believe that there are alternate suppliers for most of these materials.

WE DEPEND ON MANAGEMENT AND OTHER KEY PERSONNEL.

         Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management and technical personnel. Although we have employment agreements with William J. Hinz, our Chairman of the Board, and Gregory K. Roeper, our President and Chief Executive Officer, we do not have employment agreements with any of our other executive officers. However, we maintain agreements with each of our officers and employees that prohibit them from disclosing confidential information obtained while employed with us. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect our business prospects. We cannot provide assurance that we will be able to retain our current personnel or that we will be able to attract and retain necessary additional personnel. Our internal growth and the expansion of our product lines will require additional expertise in such areas as software development, operational management, and sales and marketing. Such growth and expansion activities will increase further the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. Our failure to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for our success.

CERTAIN CONFLICTS OF INTEREST MAY ARISE AS A RESULT OF LGIC'S OWNERSHIP INTEREST IN OUR COMPANY.

         LGIC currently owns approximately 18.8% of our outstanding common stock. We obtain some of our digital telephone systems, commercial grade telephones, and voice mail products from LGIC and obtain some of our analog telephone systems and most of our commercial grade telephone and replacement parts for such telephones from LGST, an affiliate of LGIC. See Item 1, "Business
- Manufacturing" and "Special Considerations -We rely on LGIC as a strategic partner." As a result of LGIC's indirect ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGIC and LGST. In order to mitigate such conflicts, all decisions with respect to such purchases will be made by our officers and reviewed by our directors who have no relationship with LGIC.

         We, LGIC, and some of our other stockholders are parties to a stockholders' agreement. At any time that we issue shares of our common stock in an amount representing 1% or more of our outstanding common stock, the stockholders' agreement gives LGIC the right to purchase a sufficient number of shares from us as may be required to enable LGIC to maintain the percentage of ownership of our common stock that existed immediately prior to such issuance.

OUR STOCK PRICE MAY BE VOLATILE.

         The trading price of our common stock in the public securities market could be subject to a variety of factors, including the following:

        * wide fluctuations in response to quarterly variations in our operating results or the operating results of our competitors,

        * actual or anticipated announcements of technological innovations or new product developments by us or our competitors,

        * significant actual or anticipated expenditures for property or equipment, research and development, sales and marketing activities, or other planned or unanticipated events,

        *   changes in analysts' estimates of our financial performance,

        *   developments or disputes concerning proprietary rights,

        *   regulatory developments,

        *   general industry conditions, and

        *   worldwide economic and financial conditions.

The trading volume of our common stock in the past has been limited, which may increase the volatility of the market price for our stock and reduce the liquidity of an investment in shares of our common stock. During certain periods, the stock markets have experienced extreme price and volume fluctuations. In particular, prices for many technology stocks often fluctuate widely, frequently for reasons unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

RIGHTS TO ACQUIRE OUR COMMON STOCK COULD RESULT IN DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

         As of March 20, 2000, we had outstanding options to acquire 606,225 shares of our common stock at a weighted average exercise price of $4.03 per share. An additional 91,275 shares remain available for grant under our 1994 Stock Option Plan. In addition, we sold to the underwriter of our initial public offering warrants to purchase 133,333 shares of common stock. Those warrants have an exercise price per share of $7.20 and are exercisable until October 2000. In February 1999, we issued warrants to acquire an aggregate of 122,500 shares of common stock to an investor relations firm. Those warrants have exercise prices ranging from $4.00 to $6.50 per share and are exercisable until February 2004, subject to earlier expiration six months after the date our agreement with the investor relations firm is terminated if the termination occurs prior to October 2003. During the terms of these options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options and warrants may adversely affect the terms on which we can obtain additional financing, and the holders of these options and warrants can be expected to exercise such options or warrants at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options or warrants.

SALES OF ADDITIONAL SHARES OF COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Approximately 1,548,000 restricted shares of common stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF THE ACQUISITION WOULD BE IN THE BEST INTEREST OF STOCKHOLDERS.

         We are subject to provisions under Delaware corporate law that would require us to obtain certain approvals from our Board of Directors or stockholders in order to engage in a business combination with an interested stockholder under certain circumstances. Our Amended Certificate of Incorporation and Bylaws also contain a number of other provisions relating to corporate governance and to the rights of stockholders. These provisions

        * authorize the Board of Directors to fill vacancies on the Board of Directors;

        * authorize the Board of Directors to issue preferred stock in series with such voting rights and other powers as the Board of Directors may determine; and

        * require the affirmative vote of two-thirds of the directors then in office to approve:

            --  a public offering of our capital stock;

            -- the merger with or the acquisition of another business or the acquisition of a significant amount of the assets of another business;

            --  the sale of a significant amount of our assets;

            --  our entering into contracts with our stockholders or directors;

            -- our assumption or acquisition of debt in excess of $1.0 million; and

            -- any amendment of our Amended Certificate of Incorporation and Bylaws of our wholly owned subsidiary Vodavi Communications Systems, Inc.

These provisions in our Amended Certificate of Incorporation and Bylaws and Delaware corporate law may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders.

WE DO NOT PAY CASH DIVIDENDS.

         We have never paid any cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. Instead, we intend to retain any earnings to provide funds for use in our business. Furthermore, the terms of the revolving line of credit facility between our wholly owned subsidiary Vodavi Communications Systems, Inc. and General Electric Capital Corporation prohibit our subsidiary from paying dividends to us without the consent of GE Capital. This restriction could limit our ability to pay dividends in the future.

OUR  OPERATING  RESULTS  COULD  DIFFER   MATERIALLY  FROM  THE   FORWARD-LOOKING
STATEMENTS INCLUDED IN THIS REPORT.

         Some of the statements and information contained in this Report that are not historical facts are forward-looking statements, as such term is defined in the securities laws. These include statements concerning future, proposed, and anticipated activities of our company; certain trends with respect to our revenue, operating results, capital resources, and liquidity; and certain trends with respect to the markets where we compete or the telecommunications industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2.  PROPERTIES

         We lease, for a term expiring in December 2001, approximately 60,000 square feet of space in Scottsdale, Arizona, where we maintain engineering and design laboratories, a sound engineering laboratory, software development facilities, testing laboratories, product development facilities, customer service support facilities, an employee training facility, warehouse and distribution areas, sales and marketing offices, and administrative and executive offices.

         We also lease approximately 16,200 square feet of space in Norcross, Georgia, for a term expiring in August 2002. We maintain software development facilities, engineering and design laboratories, product development facilities, product assembly and testing facilities, warehouse and distribution areas, and sales, marketing, and administrative offices at this location.

         We lease, for a term ending in December 2004, approximately 19,500 square feet of space in Scottsdale, Arizona. We used this facility for our telecommunications equipment repair operations until we sold those operations in June 1999. Following the sale of the repair operations, we sub-leased this facility to a third party.

         We believe our facilities are adequate for our reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

         On September 20, 1996, we and our subsidiary, Vodavi-CT, filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Vodavi-CT. The lawsuit alleged, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with our acquisition of Vodavi-CT in 1995; breached certain terms of their respective employment contracts with Vodavi-CT; and converted certain corporate assets of Vodavi-CT, breached their fiduciary duties to Vodavi-CT, and misappropriated certain corporate opportunities for their own benefit. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit against Vodavi-CT and our company. The lawsuit alleged that Vodavi-CT breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment.

         On September 27, 1999, the court entered an order granting the motion of our company and Vodavi-CT for summary judgment as to the claims of Messrs. Mittel and Taslimi for breach of their respective employment agreements. In addition, the court denied Messrs. Mittel's and Taslimi's motions for summary judgment as to the claims of our company and Vodavi-CT with respect to fraudulent misrepresentation and/or nondisclosure, negligent misrepresentation, conversion or misappropriation of corporate assets, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, constructive fraud, and misappropriation of corporate assets. The court granted the motion of Messrs. Mittel and Taslimi for summary judgment as to the claims of our company and Vodavi-CT with respect to unjust enrichment and constructive trust.

         In January 2000, we entered into a settlement agreement with Messrs. Mittel and Taslimi. Under the agreement, the parties executed mutual releases and we repurchased 210,000 shares of our common stock from Messrs. Mittel and Taslimi for an aggregate of $499,800.

         On February 16, 2000, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, against our company and Gregory K. Roeper, our President and Chief Executive Officer (Case No. 1-00-CV-0410). The plaintiffs allege that our company and Mr. Roeper violated federal securities laws, made false representations and omitted material facts, and breached fiduciary duties to the plaintiffs in connection with the repurchase of their shares of our common stock in the settlement described above. The plaintiffs are seeking an unspecified amount of compensatory and punitive damages as well as their expenses of litigation. In March 2000, we and Mr. Roeper filed responses denying the plaintiffs' allegations and asserting various affirmative defenses. We intend to vigorously defend this lawsuit.

         On November 9, 1998, Paradygm Communications, Inc. and R.C. Patel filed a lawsuit against our subsidiary, Vodavi Communications Systems, Inc., or VCS. The complaint alleges that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. On March 24, 1999, the plaintiffs filed an amended compliant to add our subsidiary Vodavi-CT as an additional defendant. The amended complaint alleges claims against Vodavi-CT similar to those alleged in the original complaint. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties currently are conducting discovery. We are vigorously defending this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         Our common stock has been quoted in the Nasdaq National Market under the symbol "VTEK" since October 6, 1995. The following table sets forth the high and low closing sales prices of our common stock on the Nasdaq National Market for the periods indicated.

                                                                HIGH        LOW
                                                                ----        ---
1997:
     First quarter..........................................   $4.75       $3.30
     Second quarter.........................................    5.38        2.63
     Third quarter..........................................    5.50        4.13
     Fourth quarter.........................................    6.00        4.13

1998:
     First quarter..........................................   $4.50       $3.25
     Second quarter.........................................    3.97        2.75
     Third quarter..........................................    3.25        1.75
     Fourth quarter.........................................    3.50        1.81

1999:
     First quarter..........................................   $3.63       $2.06
     Second quarter.........................................    3.13        2.25
     Third quarter..........................................    3.00        2.16
     Fourth quarter.........................................    3.19        1.94

2000:
     First quarter (through March 20, 2000).................   $7.00       $2.75

         On March 20, 2000, the closing sales price of our common stock was $5.13 per share. As of March 20, 2000, there were 34 holders of record of our common stock.

         We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. In addition, our credit facility with GE Capital restricts our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below as of and for the fiscal years ended December 31, 1999 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

                                                        YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
OPERATING DATA:                    1995           1996           1997           1998           1999
                                ----------    -----------     ----------    -----------     ----------
Revenue ....................    $   39,601    $    46,154     $   47,675    $    47,983     $   49,662
                                ----------    -----------     ----------    -----------     ----------
Gross margin ...............        12,404         15,312         15,667         15,859         17,955
Operating expenses .........        10,399         13,749         13,828         14,415         15,321
Asset impairment and
 restructuring charges .....            --          4,805            819             --             --
                                ----------    -----------     ----------    -----------     ----------
Operating income (loss) ....         2,005         (3,242)         1,020          1,444          2,634
Interest expense ...........         1,130            840            663            791            676
                                ----------    -----------     ----------    -----------     ----------
Income (loss) before
 income taxes ..............           875         (4,082)           357            653          1,958
Provision for (benefit from)
 income taxes ..............           417            327            142           (330)           718
                                ----------    -----------     ----------    -----------     ----------
Net income (loss) ..........    $      458    $    (4,409)    $      215    $       983     $    1,240
                                ==========    ===========     ==========    ===========     ==========
Net income (loss) per share,
   diluted .................    $     0.17    $     (1.02)    $     0.05    $      0.23     $     0.29
                                ==========    ===========     ==========    ===========     ==========
Weighted average shares
 outstanding, diluted ......     2,769,434      4,342,238      4,342,238      4,342,238      4,344,003
                                ==========    ===========     ==========    ===========     ==========

                                                           AS OF DECEMBER 31,
                                 -------------------------------------------------------------------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:                1995           1996           1997           1998           1999
                                 -------        -------        -------        -------        -------
Assets:
 Current assets ...............  $17,719        $16,591        $19,507        $16,766        $19,645
 Property and equipment, net...    1,731          2,465          2,616          2,663          2,356
 Goodwill, net ................    7,089          2,547          2,395          2,244          1,906
 Other, net ...................      931            815          1,146          1,169          1,307
                                 -------        -------        -------        -------        -------
                                 $27,470        $22,418        $25,664        $22,842        $25,214
                                 =======        =======        =======        =======        =======

Liabilities:
 Current liabilities ..........  $13,591        $12,627        $15,743        $12,044        $13,208
 Other long-term obligations...       69            391            306            199            186
                                 -------        -------        -------        -------        -------
Total liabilities .............   13,660         13,018         16,049         12,243         13,394
Stockholders' equity ..........   13,810          9,400          9,615         10,599         11,820
                                 -------        -------        -------        -------        -------
                                 $27,470        $22,418        $25,664        $22,842        $25,214
                                 =======        =======        =======        =======        =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We were incorporated in Delaware on March 10, 1994. On April 11, 1994, we acquired the operating assets of the Vodavi Communications Systems Division (the Vodavi Division) of Executone. The Vodavi Division and its predecessor had engaged in the design, development, and marketing of key telephone systems, commercial grade telephones, and related products since 1983. In October 1995, we completed our initial public offering and acquired Vodavi-CT, Inc. (formerly Enhanced Systems, Inc.). Vodavi-CT develops and markets voice processing, interactive voice response, and call accounting software products for small, medium, and large businesses, universities, and government organizations in the United States and internationally. In July 1995, we acquired from an affiliate of LGIC certain of the assets and liabilities of a telecommunications equipment repair business located in Scottsdale, Arizona. We sold our repair operations in June 1999.

RESULTS OF OPERATIONS

ANNUAL RESULTS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Report.

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1997       1998       1999
                                                   ------     ------     ------
                                                     %          %          %
                                                   -----      -----      -----

Revenue.........................................   100.0%     100.0%     100.0%
Cost of goods sold .............................    67.1%      67.0%      63.8%
                                                   -----      -----      -----
  Gross margin .................................    32.9%      33.0%      36.2%
Operating expenses:
Engineering and product development ............     4.4%       3.4%       2.7%
Selling, general, and administrative ...........    24.6%      26.7%      28.2%
Asset impairment and restructuring charges......     1.7%         0%         0%
                                                   -----      -----      -----
Operating income (loss) ........................     2.2%       2.9%       5.3%
Other income (expense), net ....................    (1.4)%     (1.6)%     (1.4)%
                                                   -----      -----      -----
Pretax income (loss) ...........................     0.8%       1.3%       3.9%
Income tax expense (benefit) ...................     0.3%      (0.7)%      1.4%
                                                   -----      -----      -----
Net income (loss) ..............................     0.5%       2.0%       2.5%
                                                   =====      =====      =====

REVENUE

         Revenue in 1999 was approximately $49.7 million, an increase of $1.7 million, or 3.5%, over 1998 revenue of approximately $48.0 million. Sales for the INFINITE product line accounted for an increase of approximately $1.9 million, a 25% increase in sales of those products over 1998. Approximately $1.5 million of the increase in INFINITE sales is attributable to voice mail sales. Sales of our voice mail products increased due to the introduction of digital voice mail in early 1999 and sales incentives that we offered throughout 1999. These sales incentives encouraged the purchase of voice mail with key telephone systems, or bundling. Revenue for all of our voice processing products through all of our distribution channels increased by $2.8 million, or 40%, in 1999 to approximately $9.7 million.

         The increase in total revenue during 1999 was partially offset by the migration from our older digital key telephone systems, which we discontinued in January 2000, to our newer Triad and DHS systems, as well as the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, which replaced our 2600 series beginning in June 1999. These product migrations had a negative impact on our revenue of approximately $1.3 million. In addition, we sold our repair center in the second quarter of 1999. Repair revenue was approximately $772,000 in 1999 as compared with $1,514,000 in 1998.

         Revenue in 1998 increased slightly to $48.0 million over revenue of approximately $47.7 million in 1997. Sales of key telephone products increased by approximately $1.3 million over sales of those products in 1997 and sales of voice mail systems increased by approximately $2.0 million over sales of those products in 1997. These sales increases were offset, however, by an approximately $1.8 million decrease in sales of commercial grade telephones and an approximately $1.6 million decrease in sales to OEMs.

COST OF GOODS SOLD

         Gross margins increased to 36.2% of revenue in 1999 as compared with 33.0% in 1998. The improvement in gross margin in 1999 was attributable to a number of factors, including changes in product mix as sales of higher-margin voice processing products increased from 13% of total revenue in 1998 to 20% of total revenue in 1999. Other factors include the elimination of expenses related to our repair center division, which we sold during the second quarter of 1999, negotiated discounts from our vendors, a decrease in import duties, decreased discounts provided to wholesale distributors, and increased participation in rebate programs provided by our vendors.

         During 1999, margins were also favorably impacted by our acquisition of the licensing and manufacturing rights to our "Talkpath" and "Dispatch" voice processing product lines from Connected Systems in May 1999. Our acquisition of the rights to this technology has allowed us to contract directly with LGIC to manufacture these products, which improved our margin on sales of these systems.

         Gross margins increased slightly to 33.0% of revenue in 1998 as compared with 32.9% in 1997. Although sales of higher-margin voice mail systems increased substantially during 1998, overall gross margins remained relatively constant as a result of increased rebates that we provided, primarily to wholesale distributors and the interconnects to which those distributors sell our products.

ENGINEERING AND PRODUCT DEVELOPMENT

         Engineering and product development expenditures decreased to approximately $1.4 million in 1999 as compared with $1.6 million in 1998 and $2.1 million and 1997. These decreases are due to the elimination of several engineering and product development positions within our company during fiscal 1998 as a result of the termination of a PBX development project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative, or SG&A, expenses increased to approximately $14.0 million in 1999 as compared with $12.8 million in 1998. As a percentage of revenue, SG&A expenses increased to 28.2% from 26.7% in 1998. This increase is primarily a result of the addition of several new sales personnel and the completion of our executive management team. The increase in SG&A also can be attributed to increased efforts in our marketing and sales programs.

         SG&A expenses increased to approximately $12.8 million in 1998 as compared with $11.7 million in 1997. As a percentage of revenue, SG&A expenses increased to 26.7% in 1998 from 24.6% in 1997. This increase can be attributed primarily to an increase in personnel in sales and marketing functions.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

         We established a provision of $411,000 in 1997 for restructuring, legal, and other reserve charges. Included in accrued liabilities at December 31, 1997, 1998, and 1999 were $702,000, $94,000, and $0, respectively, of the reserve established in prior years. We charged $184,000, $608,000, and $94,000 against the reserves during 1997, 1998, and 1999, respectively.

INTEREST EXPENSE

         Interest expense decreased from approximately $791,000 in 1998 to approximately $676,000 in 1999. The $115,000 decrease can be attributed to decreased average borrowings during 1999 as a result of reduced levels of inventory throughout the year.

         Interest expense increased to approximately $791,000 in 1998 as compared with $663,000 in 1997. The $128,000 increase in interest expense in 1998 can be attributed to an increase in borrowings as a result of increased levels of inventory and receivables.

INCOME TAXES

         We have provided for income taxes using an effective rate of 36.7% in 1999, as compared with a tax benefit of $330,000, or 50.5%, in 1998 and an effective rate of 39.8% in 1997. We utilized research and development tax credits of approximately $135,000 in 1999, $509,000 in 1998, and $100,000 in
1997, which favorably impacted the effective tax rate in each of those years.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $1.5 million at December 31, 1999. Our cash accounts are swept regularly and applied against our line of credit with GE Capital. Effective September 30, 1999, we negotiated an increase in our line of credit from $12.0 million to $15.0 million. The line of credit expires in April 2003 and bears interest at 2.5% over the 30-day commercial paper rate, a total of 8.05% at December 31, 1999. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, VCS, and are secured by substantially all of our assets. We had borrowings of approximately $8.7 million against our available operating line of credit at December 31, 1999, which represents an increase of $1.0 million from borrowings of $7.7 million at December 31, 1998. This increase was primarily due to the timing of payments received on accounts receivable balances from customers. At December 31, 1999, our net eligible borrowing availability under the line of credit was approximately $2.5 million.

         The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our company without the consent of GE Capital. At December 31, 1999, we were in compliance with these covenants.

         Working capital increased to approximately $6.4 million at December 31, 1999 from approximately $4.7 million at December 31, 1998. This increase was attributable to increases in accounts receivables (primarily due to timing of receipts), inventory, and prepaid and other current assets, partially offset by increases in accounts payable and the line of credit. Our current ratio was 1.5 for 1999 as compared with 1.4 for 1998. The industry average for this ratio is
2.0 and the S&P 500 average is 1.2.

         During May 1999, we entered into a non-exclusive licensing agreement with Santa Barbara Connected Systems Corporation to acquire the licensing and manufacturing rights to our "Talkpath" and "Dispatch" voice processing product lines. Since 1997, we had purchased these products from Connected Systems for private-labeled sales to distribution partners and customers. Under the agreement, we paid Connected Systems $500,000 during 1999. No additional payments are due under this agreement. The purchase of this technology has allowed us to contract directly with the end manufacturer, which has resulted in significant cost savings on these products.

         On June 24, 1999, we sold our repair center division's net inventory, property, and other assets with a net book value of approximately $531,000. The buyer paid to us consideration of $100,000 in cash, a note receivable of $200,000 that the buyer paid on July 31, 1999, and a note receivable of approximately $195,000 with monthly payments of approximately $16,000 for 12 months commencing August 1, 1999. Payments on the note were current at December 31, 1999. We also incurred liabilities of approximately $50,000 in connection with this transaction, which we paid in the fourth quarter of 1999. As part of this transaction, we entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, we appointed the buyer as the exclusive authorized repair center for our products.

         In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock through April 2000. Financing for the buy-back is provided through our line of credit, as amended on October 31, 1999. As of December 31, 1999, we had repurchased 16,800 shares at a total cost of $45,000. Except for the repurchase of 210,000 shares of common stock in connection with the settlement of a lawsuit, we have not made any further repurchases as of the filing date of this Report. We are accounting for the repurchase program under the cost method.

         We are a defendant in various lawsuits. See Item 3, "Legal Proceedings." We have not made any provisions in our financial statements for these lawsuits. The imposition of damages in any of these matters could have a material adverse effect on our results of operations and financial position.

         From time to time we also are subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. We cannot provide assurance, however, that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.

         We believe that our working capital and credit facilities are sufficient to finance our internal growth in the near term. Although we currently have no acquisition targets, we intend to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

INTERNATIONAL MANUFACTURING SOURCES

         We currently obtain some of our products under various manufacturing arrangements with third-party manufacturers in Asia. As of the date of this report, we do not believe that the current economic situations in Asia will have any adverse impact on our operations.

YEAR 2000 COMPLIANCE

         During 1999, we engaged a third-party consultant to evaluate our entire internal computer system and to upgrade some of our existing financial and accounting systems, including software related to order entry, inventory management, materials planning, and accounts payable and receivable. These upgrades improved the content, quality, and flow of information within our company and addressed Year 2000 issues. These upgrades were completed and tested prior to December 31, 1999. As of the filing date of this Report, we have not experienced any material disruption to our operations as a result of any failure of any of our systems to function properly as of January 1, 2000. We also have not experienced any Year 2000 failures related to any of our significant vendors or suppliers, including our third party manufacturers in Asia.

         Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not in the future identify equipment or systems that are not Year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

         Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30 day commercial prime rate, a total of 8.05% at December 31, 1999. The principal of loans under this line of credit is due in April 2003. At December 31, 1999, we had outstanding borrowings on the line of credit of approximately $8.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2000 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

     (2) Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-2 of this Report.

(b) REPORTS ON FORM 8-K.

         Not applicable.

(C) EXHIBITS

EXHIBIT
NUMBER                                                 EXHIBIT
------                                                 -------

3.1     Amended Certificate of Incorporation of the Registrant(l)
3.2     Amended and Restated Bylaws of the Registrant(l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share(1)
4.2     Form of Underwriter's Warrant(l)
4.3 Common Stock Purchase Warrant dated February 22, 1999, issued to Continental Capital & Equity Corporation
10.2 Security Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(l)
10.3 Stock Pledge and Security Agreement dated as of April 11, 1994 between the Registrant and General Electric Capital Corporation(l)
10.7 Patent Collateral Assignment Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.8 Trademark Security Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.9    Vodavi  Technology,  Inc.  Second Amended and Restated 1994 Stock Option
        Plan(8)
10.10 Stockholders' Agreement among the Registrant, V Technology Holdings Corp., GoldStar Telecommunication Co., Ltd., The Sherman Group, The Opportunity Fund, Steven A. Sherman, and Glenn R. Fitchet, dated March 28, 1994, and Amendment Agreement dated April 5, 1995(1)
10.12 Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and Vodavi Communication Systems, a division of Executone Information Systems, Inc.(l)
10.13 Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc.(l)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd.(2)
10.15 Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.(l)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc.(3)
10.21 Master Lease Agreement dated May 31, 1996, between Matrix Funding Corporation and Vodavi Communications Systems, Inc.(4)
10.22 Master Lease Agreement dated October 7, 1996, between Matrix Funding Corporation and Vodavi Communications Systems, Inc.(5)
10.23 Amended and Restated Credit Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997(2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation(2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.26 Security Agreement dated as of June 11, 1997 between Arizona Repair Services, Inc. and General Electric Capital Corporation(2)
10.27 Guaranty Agreement dated as of June 11, 1997, by and among Arizona Repair Services, Inc., Enhanced Systems, Inc., and General Electric Capital Corporation(2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.31 OEM Agreement dated August 15, 1997 between Vodavi Communications Systems, Inc. and Fujitsu Business Communication Systems, Inc.(6)

10.32 OEM Purchase Agreement dated as of April 11, 1997, between Santa Barbara Connected Systems Corporation and Enhanced Systems, Inc.(8)
10.33 Consulting Agreement dated as of December 5, 1997 between Vodavi Technology, Inc. and Steven A. Sherman(8)
10.34 Bill of Sale and Assignment dated June 24, 1999, between Vodavi Communications Systems, Inc. and Aztec International LLC.(9)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC(9)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc.(9)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc.(9)
10.38 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(10)
10.39 Stock Option Agreement dated February 20, 1998, between Vodavi Technology, Inc. and Larry L. Steinmetz(11)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc.
10.41 Employment Agreement dated October 1, 1999, between Gregory K. Roeper and Vodavi Technology, Inc.
10.42 Second Amendment to Amended and Restated Credit Agreement dated October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation
21      List of Subsidiaries
23.1    Consent of Arthur Andersen LLP
27.1    Financial Data Schedule
27.2    Restated Financial Data Schedule

----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 14, 1996.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed on November 14, 1997.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed on March 28, 1997.
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 31, 1998 and as amended on Form 10-K/A filed on April 30, 1998.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.
(11) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-95607) as filed on January 28, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VODAVI TECHNOLOGY, INC.


Date:  March 23, 2000                   By: /s/ Gregory K. Roeper
                                           -------------------------------------
                                           Gregory K. Roeper
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     SIGNATURE                          TITLE                         DATE
     ---------                          -----                         ----


/s/ William J. Hinz             Chairman of the Board             March 23, 2000
----------------------------
William J. Hinz


/s/ Gregory K. Roeper           President, Chief Executive        March 23, 2000
----------------------------    Officer, and Director
Gregory K. Roeper               (Principal Executive Officer)


/s/ Tammy M. Powers             Vice President - Finance, Chief   March 23, 2000
----------------------------    Financial Officer, and Treasurer
Tammy M. Powers                 (Principal Financial and
                                Accounting Officer)


/s/ J. H. Bae                   Director                          March 23, 2000
----------------------------
J. H. Bae


/s/ Gilbert H. Engels           Director                          March 23, 2000
----------------------------
Gilbert H. Engels


/s/ Stephen A McConnell         Director                          March 23, 2000
----------------------------
Stephen A McConnell


/s/ Emmett E. Mitchell          Director                          March 23, 2000
----------------------------
Emmett E. Mitchell

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants ................................. F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999 ............. F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1997, 1998, and 1999 ..................................... F-4

Consolidated Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1997, 1998, and 1999 ..................... F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1998, and 1999 ..................................... F-6

Notes to Consolidated Financial Statements ............................... F-7

Report of Independent Public Accountants ................................. S-1

Schedule II, Valuation and Qualifying Accounts ............................S-2

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vodavi Technology, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of VODAVI TECHNOLOGY, INC. (a Delaware corporation) AND SUBSIDIARIES (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Arthur Andersen LLP

Phoenix, Arizona,
  February 10, 2000, (except with
  respect to the matters discussed
  in Note 10, as to which the date
  is February 16, 2000.)

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                              December 31,
                                                        ------------------------
                                                          1998           1999
                                                        --------       --------
                                     ASSETS

CURRENT ASSETS:
 Cash                                                   $    796       $  1,528
 Accounts receivable, net of reserve for
  doubtful accounts and sales returns of
  $674 in 1998 and $1,239 in 1999                          8,888         10,530
 Inventories                                               6,385          6,550
 Prepaid expenses and other                                  697          1,037
                                                        --------       --------

     Total current assets                                 16,766         19,645

PROPERTY AND EQUIPMENT, net                                2,663          2,356

GOODWILL, net                                              2,244          1,906

OTHER LONG-TERM ASSETS, net                                1,169          1,307
                                                        --------       --------

                                                        $ 22,842       $ 25,214
                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                       $  2,321       $  1,342
 Accrued liabilities                                       1,370          1,074
 Accrued rebates                                             483            472
 Payable to related parties                                   34          1,648
 Revolving credit facility                                 7,711          8,672
 Long-term debt                                              125             --
                                                        --------       --------

     Total current liabilities                            12,044         13,208
                                                        --------       --------

OTHER LONG-TERM OBLIGATIONS                                  199            186
                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000
  shares authorized, no shares issued                         --             --
 Common stock, $.001 par value, 10,000,000
  shares authorized; 4,342,238 shares issued;
  4,342,238 and 4,325,438 shares outstanding
  at December 31, 1998 and 1999, respectively                  4              4
 Additional paid-in capital                               12,308         12,334
 Accumulated deficit                                      (1,713)          (473)
 Treasury stock, at cost, 16,800 shares                       --            (45)
                                                        --------       --------
                                                          10,599         11,820
                                                        --------       --------

                                                        $ 22,842       $ 25,214
                                                        ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                   Years Ended December 31,
                                               ---------------------------------
                                                 1997        1998         1999
                                               --------    --------     --------

REVENUE, net                                   $ 47,675    $ 47,983     $ 49,662

COSTS OF GOODS SOLD (including
 products acquired from related
 parties (LGIC) of $17.8 million,
 $18.0 million, and $18.8 million,
 respectively)                                   32,008      32,124       31,707
                                               --------    --------     --------
         Gross margin                            15,667      15,859       17,955

OPERATING EXPENSES:
 Engineering and product development              2,101       1,616        1,352
 Selling, general and administrative             11,727      12,799       13,969
 Restructuring charge                               819          --           --
                                               --------    --------     --------

OPERATING INCOME                                  1,020       1,444        2,634

INTEREST EXPENSE                                    663         791          676
                                               --------    --------     --------

INCOME BEFORE INCOME TAXES                          357         653        1,958

PROVISION FOR (BENEFIT  FROM)
 INCOME TAXES                                       142        (330)         718
                                               --------    --------     --------

NET INCOME                                     $    215    $    983     $  1,240
                                               ========    ========     ========

BASIC EARNINGS PER SHARE                       $    .05    $    .23     $    .29
                                               ========    ========     ========

DILUTED EARNINGS PER SHARE                     $    .05    $    .23     $    .29
                                               ========    ========     ========
WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC                              4,342       4,342        4,340
                                               ========    ========     ========
WEIGHTED AVERAGE SHARES
 OUTSTANDING - DILUTED                            4,342       4,342        4,344
                                               ========    ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        IN THOUSANDS EXCEPT SHARE AMOUNTS

                                Common Stock    Additional     Treasury Stock
                             -----------------   Paid-In    -------------------  Accumulated
                               Shares   Amount   Capital    Shares      Value      Deficit     Total
                               ------   ------   -------    ------      -----      -------     -----
BALANCE, December 31, 1996   4,342,238   $  4    $12,308        --     $     --    $(2,911)   $  9,401
 Net income                         --      -         --        --           --        215         215
                             ---------   ----    -------   -------     --------    -------    --------
BALANCE, December 31, 1997   4,342,238      4     12,308        --           --     (2,696)      9,616
 Net income                         --      -         --        --           --        983         983
                             ---------   ----    -------   -------     --------    -------    --------
BALANCE, December 31, 1998   4,342,238      4     12,308        --           --     (1,713)     10,599
 Net income                         --      -         --        --           --      1,240       1,240
 Purchase of common stock           --      -         --   (16,800)         (45)        --         (45)
 Warrants issued                    --      -         26        --           --         --          26
                             ---------   ----    -------   -------     --------    -------    --------
BALANCE, December 31, 1999   4,342,238   $  4    $12,334   (16,800)    $    (45)   $  (473)   $ 11,820
                             =========   ====    =======   =======     ========    =======    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                Years Ended December 31,
                                                           -------------------------------
                                                             1997        1998        1999
                                                           -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   215     $   983     $ 1,240
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                               750         765         830
   Asset impairment                                            408          --          --
   Rent equalization                                            44          17         (13)
   Loss on sale of repair center division                       --          --          86
 Changes in working capital:
   Accounts receivable, net                                 (1,944)        794      (1,529)
   Inventories                                              (1,137)      1,901        (407)
   Prepaid expenses and other                                 (352)        209        (338)
   Other long-term assets                                     (451)        (56)        300
   Accounts payable and payables to related parties           (144)     (1,965)        635
   Accrued liabilities and accrued rebates                    (199)       (562)       (307)
                                                           -------     -------     -------
       Net cash flows provided by (used in)
        operating activities                                (2,810)      2,086         497
                                                           -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for license agreement                                --          --        (500)
 Cash paid to acquire property and equipment                  (577)       (629)       (387)
 Proceeds from disposition of repair center division            --          --         331
 Accrued acquisition costs paid                                (36)         --          --
                                                           -------     -------     -------
       Net cash flows used in investing activities            (613)       (629)       (556)
                                                           -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) on revolving credit facility      3,242        (917)        961
 Payments on capital leases                                   (260)       (378)       (125)
 Purchase of common stock                                       --          --         (45)
 Financing costs paid                                          (77)         --          --
                                                           -------     -------     -------
       Net cash flows provided by (used in)
        financing activities                                 2,905      (1,295)        791
                                                           -------     -------     -------

CHANGE IN CASH                                                (518)        162         732

CASH, beginning of period                                    1,152         634         796
                                                           -------     -------     -------

CASH, end of period                                        $   634     $   796     $ 1,528
                                                           =======     =======     =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

Vodavi Technology, Inc. (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of business telecommunications solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications. The Company markets its products primarily in the United States as well as in foreign countries through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel. The Company's sales efforts have been concentrated on major wholesale distributors as well as a direct dealer network. During 1997, 1998, and 1999, sales to the Company's largest distributor accounted for 40%, 39%, and 41% of total revenues, respectively. During 1997, 1998, and 1999, sales to the Company's second largest customer accounted for an additional 10%, 12%, and 11% respectively. Accounts receivable from these two largest distributors comprise 43% of total accounts receivable for both December 31, 1998 and 1999, respectively.

The Company currently obtains most of its products from manufacturers located in South Korea, Thailand, Taiwan, and the People's Republic of China. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. Certain of these purchases are made from related parties (See
Note 8).

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Vodavi Communication Systems, Inc. (VCS), and Vodavi-CT, Inc. (Vodavi-CT), formerly known as Enhanced Systems, Inc. (together referred to as the Company). All material intercompany transactions have been eliminated in consolidation.

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

     INVENTORIES

Inventories consist primarily of purchased products from manufacturers and are stated at the lower of cost (first-in, first-out method) or market. For these items, the Company takes title to products when they are finished goods. The tooling and manufacturing equipment included within property and equipment below is owned by the Company and used by third party manufacturers.

     IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

     PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Property and equipment and the related useful lives consist of the following as of December 31, 1998 and 1999, respectively:

                                           Useful Life
          Type of Asset                     in Years      1998         1999
          -------------                     --------      ----         ----
    IN THOUSANDS
    Office and computer equipment                5      $ 2,185      $ 2,423
    Furniture and fixtures                      10          339          345
    Tooling and manufacturing equipment        5-8        1,725        1,636
    Property and equipment in progress          --           42           85
                                                        -------      -------
                                                          4,291        4,489
    Less - accumulated depreciation                      (1,628)      (2,133)
                                                        -------      -------
                                                        $ 2,663      $ 2,356
                                                        =======      =======

Property and equipment in progress relates to assets under development that have not yet been placed in service. Depreciation expense was $482,000, $582,000, and $604,000, for December 31, 1997, 1998, and 1999, respectively.

     GOODWILL

Goodwill represents the cost in excess of the estimated fair values of tangible assets and liabilities acquired. Goodwill is being amortized on the straight-line method over 20 years. Amortization expense was $151,000, $151,000, and $141,000, for December 31, 1997, 1998, and 1999, respectively. Accumulated amortization was $697,000 and $769,000 at December 31, 1998 and 1999, respectively.

     OTHER LONG TERM ASSETS

Included in other long-term assets is a licensing agreement the Company entered into in 1999 to acquire the licensing and manufacturing rights to certain product lines for $500,000. This agreement is being amortized, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, utilizing a useful life of three years. Amortization expense for 1999 was $42,000.

The remaining balance in other long term assets is comprised of deferred tax assets and various development costs which are being amortized over their remaining useful lives.

     INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are provided based on the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     REVENUE RECOGNITION

Revenue from product sales, net of an allowance for product returns, is recognized upon shipment to the customer. Revenue from custom software is recognized upon substantial completion of the Company's obligation. Revenue from extended maintenance contracts is recognized over the lives of the respective contracts, generally twelve months.

     EARNINGS PER SHARE

In accordance with SFAS No. 128, EARNINGS PER SHARE, the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding. No dilutive securities were included in the diluted EPS calculation for each of the years ended December 31, 1997 and 1998, as all outstanding dilutive securities were out of the money.

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation for the year ended December 31, 1999, is as follows:

                                          Income           Shares
                                        (numerator)     (denominator)      EPS
                                        -----------     -------------      ---
     Basic EPS                          $1,240,000        4,339,966       $0.29
     Effect of stock options                    --            4,037          --
                                        ----------       ----------       -----
     Diluted EPS                        $1,240,000        4,344,003       $0.29
                                        ==========       ==========       =====

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

The carrying value of cash, accounts receivable, accounts payable, payable to related parties, and accrued liabilities approximate fair values due to the short-term maturities of these instruments. As the revolving credit facility bears a variable interest rate at 2.5% over the 30-day commercial paper rate, the carrying value approximates fair value.

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

The Company has determined that it operates in one reportable segment, the distribution of telecommunications equipment. The Company has three product categories - telephony, voice processing, and computer-telephony; however, each of these does not meet the segment criteria for SFAS No. 131.

As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance of SFAS No. 131. Accordingly, the Company has not presented separate financial information for each product category as the Company's consolidated financial statements present its one reportable segment.

2. RESTRUCTURING CHARGE

Included in accrued liabilities at December 31, 1998 and 1999 are $94,000 and $0, respectively, for restructuring, legal, and other reserve charges established during 1996 and 1997. $592,000, $608,000, and $94,000 was charged against these reserves during 1997, 1998, and 1999, respectively.

3. REVOLVING CREDIT FACILITY

As of December 31, 1999, the Company maintains a $15.0 million revolving credit facility with a financial institution. Borrowings under the facility, which are based on inventory and accounts receivable, carry interest payable monthly at a variable rate based on commercial paper plus 2.5% (7.8% and 8.05% at December 31, 1998 and 1999, respectively). The credit facility expires in April 2003 and is secured by substantially all of the Company's assets. At December 31, 1999, $8.7 million was outstanding on the revolving credit facility and $2.5 million was the total eligible availability.

The credit agreement contains certain financial covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of the financial institution. At December 31, 1999, the Company was in compliance with these covenants.

4. LONG-TERM DEBT

During 1997, the Company entered into several capital lease agreements with interest rates ranging from 9% to 13%. These agreements had terms of 24 months and provided the Company with an option to purchase the equipment for a nominal amount at the end of the lease term. The remaining balance of $125,000 at December 31, 1998 was paid and the equipment was acquired during 1999.

5. COMMITMENTS AND CONTINGENCIES

     LEGAL MATTERS

On November 9, 1998, Paradygm Communications, Inc. (Paradygm) and R.C. Patel (Patel) filed a lawsuit against the Company's wholly owned subsidiary VCS in the Superior Court of Gwinnett County, Georgia (Case No. 98-A-8744-6). The complaint alleges that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement;
(ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Pardygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees.

On December 21, 1998, the case was removed from the Superior Court to the United States District Court for the Northern District of Georgia - Atlanta Division. On March 24, 1999, the plaintiffs filed an amended complaint to add the Company's subsidiary Vodavi-CT as an additional defendant. The amended complaint alleges claims against Vodavi-CT similar to those alleged in the original complaint. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties currently are conducting discovery.

The Company is vigorously defending this lawsuit. As the Company can not reasonably estimate any potential ultimate exposure with respect to this matter, no provision has been made in its financial statements.

     OPERATING LEASES

The Company has entered into long-term lease agreements for all of its office and warehouse facilities. Minimum payments under the Company's lease agreements are as follows:

     Years Ending December 31,                                     Operating
     IN THOUSANDS                                                   Leases
                                                                   ---------
     2000                                                          $ 1,165
     2001                                                            1,206
     2002                                                              317
     2003                                                              179
     2004                                                              179
                                                                   -------
     Total minimum lease committments                                3,046
     Total minimum noncancelable sublease rentals                     (912)
                                                                   -------
                                                                   $ 2,134
                                                                   =======

Rent expense is recognized on a straight-line basis and was $1,107,000, $1,107,000, and $1,112,000 for the years ended December 31, 1997, 1998, and
1999, respectively. The difference between rent expensed and paid is included in other long-term obligations.

     ROYALTIES

VCS acquires certain proprietary components from a third party under the terms of a license agreement which expires in 2014. Under the terms of the agreement, VCS will pay a 5.3% royalty over the manufactured cost of all products utilizing the proprietary components. Total royalties related to this agreement were $449,000, $264,000, and $161,000 in 1997, 1998, and 1999, respectively. The
Company has discontinued manufacturing the line of products that use this licensed technology and anticipates that the remaining products in inventory will be sold over the next 18 months.

     401(k) PROFIT SHARING PLAN

The Company sponsors a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary

Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $75,000, $70,000, and $68,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

6. STOCKHOLDERS' EQUITY

     TREASURY STOCK

In the fourth quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program authorized by the Company's Board of Directors in October 1999. That program authorizes the Company to purchase up to 400,000 common shares over a six-month period on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 16,800 shares of common stock in 1999 at an aggregate cost of $45,000.

     WARRANTS

In connection with the initial public offering, the Company sold to its underwriter warrants to purchase up to 133,333 shares of its common stock at a price of $7.20 per share. The warrants are exercisable during a four-year period commencing on October 12, 1996.

Pursuant to a marketing agreement with its investor relations firm, on February 22, 1999, the Company issued warrants for 122,500 shares of the Company's common stock at prices between $4.00-$6.50 per share. The Company valued these warrants at $26,000 utilizing the Black-Scholes option pricing model. This amount is being amortized over a 12-month period. The warrants are exercisable for a five-year period commencing on February 22, 1999, subject to earlier expiration six months from the date of termination of the investor relations firm under the agreement. Piggyback registration rights were granted for the common shares underlying these warrants.

     OTHER OPTIONS

Pursuant to a separation agreement, on February 20, 1998, the Company issued options for 58,750 shares of the Company's common stock at $4.00 per share. The options are exercisable for a five year period commencing on February 20, 1998.

     VODAVI TECHNOLOGY, INC. 1994 STOCK OPTION PLAN

The Vodavi Technology, Inc. 1994 Stock Option Plan (the Plan), as amended, provides for the granting of (a) options to purchase shares of the Company's common stock, (b) stock appreciation rights, (c) shares of the Company's common stock, or (d) other cash awards related to the value of the Company's common stock. Under the Plan, options and other awards may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. The Plan also includes an automatic program under which nonqualified options are automatically granted to the Company's non-employee directors. If any options terminate or expire without having been exercised in full, the stock underlying such options will again be available for grant under the Plan. A total of 850,000 shares of common stock may be issued under the Plan. The Plan expires in 2004.

To the extent that granted  options are incentive  stock options,  the terms and
conditions  of  those  options  must  be  consistent   with  the   qualification
requirements set forth in Section 422 of the Internal Revenue Code of 1986.

The maximum number of shares of common stock that can be granted to any one employee, including officers, during the term of the Plan may not exceed 50% of the shares of common stock covered by the Plan.

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

The following summarizes activity under the Plan for the years ended:

                               December 31, 1997      December 31, 1998        December 31, 1999
                             --------------------  -----------------------   ---------------------
                                         Weighted                 Weighted                Weighted
                                         Average                  Average                  Average
                               Number    Exercise    Number       Exercise     Number     Exercise
                             of Options   Price    of Options      Price     of Options    Price
                             ----------   -----    ----------      -----     ----------    -----
Options outstanding at
 beginning of period:         498,500     $5.08      816,900     $   4.80     592,400     $  4.88
  Granted                     380,600      4.45      157,500         3.90     267,500        2.62
  Forfeited                   (62,200)     5.13     (382,000)        4.42     (80,100)       4.95
                             --------     -----    ---------     --------    --------     -------
Options outstanding
 at end of period             816,900     $4.80      592,400     $   4.88     779,800     $  4.03
                             ========     =====    =========     ========    ========     =======
Options available
 for grant                     33,100                257,600                   70,200
                             ========              =========                 ========
Exercisable at end
 of period                    178,125     $4.00      327,325     $   4.99     384,100     $  4.83
                             ========     =====    =========     ========    ========     =======
Weighted average fair
 value of options granted    $   2.93              $    2.43                 $   1.69
                             ========              =========                 ========

                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ---------------------------------------------   ----------------------------
                                       Weighted-
                                        Average       Weighted-                       Weighted-
                       Number          Remaining      Average         Number          Average
   RANGE OF         Outstanding at    Contractual     Exercise     Exercisable at     Exercise
EXERCISE PRICES   December 31, 1999  Life (in years)   Price      December 31, 1999    Price
---------------   -----------------  ---------------   -----      -----------------    -----
$2.375 - $4.25        545,000             7.9          $3.31          195,000          $3.94
$4.625 - $7.00        234,800             5.4          $5.68          189,100          $5.74
                      -------                                         -------
$2.375 - $7.00        779,800             7.1          $4.03          384,100          $4.83
                      =======                                         =======

The Company has elected to account for its stock-based compensation plans under APB Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION had been applied. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1998, and 1999, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                Year Ended December 31,
                                          ---------------------------------
                                           1997          1998          1999
                                           ----          ----          ----
     Risk free interest rate               6.16%         5.50%         5.23%
     Expected dividends                    none          none          none
     Expected lives in years                  5             5           4.8
     Expected volatility                  62.47%        70.09%        71.62%

If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting, the Company's net income (loss) and earnings
(loss) per share would have been reported as follows:

                                                Year Ended December 31,
                                          ---------------------------------
                                           1997          1998          1999
                                           ----          ----          ----
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Net income (loss):
 Pro forma                                $(150)         $806         $1,035
Earnings (loss) per share:
 Pro forma - Basic                        $(.03)         $.19         $  .24
 Pro forma - Diluted                       (.03)          .19            .24

7. INCOME TAXES

The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

                                                    1997       1998      1999
                                                    -----     -----     -----
IN THOUSANDS
Current                                             $ 203     $(167)    $ 808
Deferred                                              (61)     (163)      (90)
                                                    -----     -----     -----

                                                    $ 142     $(330)    $ 718
                                                    =====     =====     =====

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of the net deferred income tax asset at December 31, 1998 and 1999, were as follows:

                                                              1998      1999
                                                             ------    ------
Deferred tax assets:
IN THOUSANDS
  Inventory and receivable reserves                          $  375    $  363
  UNICAP adjustment                                              87        88
  Other accruals                                                256       255
  Research and development credit                               326       219
                                                             ------    ------

                                                              1,044       925
                                                             ------    ------
Deferred tax liabilities:
IN THOUSANDS
  Depreciation differences                                     (264)     (300)
  Amortization differences                                      (37)      (44)
                                                             ------    ------

                                                               (301)     (344)
                                                             ------    ------

Net deferred tax asset                                       $  743    $  581
                                                             ======    ======

Reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                     1997      1998      1999
                                                    -----     -----     -----
Federal statutory tax rate                           34.0%     34.0%     34.0%
State taxes, net                                      4.6       4.6       3.0
Research and development tax credits                (10.8)    (93.4)    (10.0)
Non-deductible expenses and
  other permanent differences                        12.0       4.3       9.7
                                                    -----     -----     -----

                                                     39.8%    (50.5)%    36.7%
                                                    =====     =====     =====

In 1997, the Company recorded $100,000 in research and development tax credits made available through filing amended tax returns for prior years.

In 1998, the Company finalized its research and development tax credit analysis and identified $509,000 in available tax credits. $183,000 in research and development tax credits were utilized through carrybacks to prior years and application to the 1998 tax returns. In addition, a deferred tax asset of $326,000 was recorded.

The Company has estimated that it generated $135,000 in research and development tax credits during 1999. The Company will finalize this analysis prior to filing its 1999 tax returns. The realization of these deferred tax assets will depend on future income. The Company believes that operating income will more likely than not be sufficient to fully realize the net deferred tax asset of $581,000.

8. RELATED PARTIES TRANSACTIONS

LG Information and Communications, Ltd. (LGIC), the Company's principal supplier, owned approximately 18.8% of the Company's outstanding common stock at December 31, 1999. The Company purchased approximately $18.8 million, $16.3 million, and $18.4 million of key telephone systems, commercial grade telephones, and voice mail products from LGIC and an affiliate of LGIC during 1997, 1998, and 1999, respectively. Management believes that the purchases from LGIC and its affiliate approximate terms which would be charged to non-related parties.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the years ended December 31, 1997, 1998, and 1999 were as follows:

                                                        1997    1998    1999
                                                        ----    ----    ----
IN THOUSANDS
Interest paid                                           $663    $791    $676
Income taxes paid                                       $630    $ 58    $677

On June 24, 1999, the Company sold its repair center division's net inventory, property, and other assets with a net book value of $531,000. The buyer paid consideration of $100,000 cash, a note receivable of $200,000 that the buyer paid on July 31, 1999, and a note receivable of $195,000 with monthly payments of $16,000 for twelve months commencing August 1, 1999. This note was current at December 31, 1999. The Company also incurred liabilities of $50,000 in connection with this transaction, which were paid in the fourth quarter of 1999. The Company recorded a loss of $86,000 in connection with the sale. As part of this transaction, the Company entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, the Company appointed the buyer as the exclusive authorized repair center for the Company's products.

     Supplemental schedule of non-cash investing and financing activities for the sale of the repair center division is as follows:

IN THOUSANDS
Carrying amount of net assets sold                                      $ 531
Notes receivable from buyer                                              (114)
Loss on sale                                                              (86)
                                                                        -----
  Cash proceeds from disposition of repair center division              $ 331
                                                                        =====

The Company also issued warrants to an investor relations firm during 1999, which were valued utilizing the Black-Scholes option pricing model. This calculation resulted in a value of $26,000, which is being amortized over twelve months.

10. SUBSEQUENT EVENTS

     SETTLEMENT OF LAWSUIT

In January 2000, the Company finalized a settlement agreement with the former owners of Vodavi-CT, (formerly Enhanced Systems, Inc.). The settlement ends a three-year dispute between the Company and the former owners of Vodavi-CT. In connection with this settlement, the Company repurchased 210,000 shares of the Company's common stock for $500,000 from the former owners of Vodavi-CT. This repurchase represents treasury stock and is being accounted for under the program authorized by the Company's Board of Directors in October 1999 (See Note
6).

     LITIGATION FILED SUBSEQUENT TO DATE OF FINANCIAL STATEMENTS

On February 16, 2000, the former owners of Vodavi-CT filed suit in the United States District Court for the Northern District of Georgia, Atlanta Division against the Company and the Company's President and Chief Executive Officer. The plaintiffs allege that the Company and its President violated federal securities laws, made false representations and omitted material facts, and breached fiduciary duties to the plaintiffs in connection with the repurchase of their shares of the Company's common stock in the settlement described above. The plaintiffs are seeking an unspecified amount of compensatory and punitive damages as well as their expenses of litigation. The Company intends to vigorously defend this lawsuit.

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vodavi Technology, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES (the Company) included in this Form 10-K, and have issued our report thereon dated February 10, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included at page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/ Arthur Andersen LLP

Phoenix, Arizona,
  February 10, 2000.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1997, 1998 and 1999
                                  IN THOUSANDS

                                                    1997      1998       1999
                                                    ----      ----       ----
Reserve for doubtful accounts and sales returns:
  Balance at beginning of year                      $ 234     $ 249     $   674
  Provision                                            83       451         589
  Write-offs                                          (68)      (26)        (24)
                                                    -----     -----     -------
  Balance at end of year                            $ 249     $ 674     $ 1,239
                                                    =====     =====     =======

Restructuring reserve :
  Balance at beginning of year                      $ 475     $ 702     $    94
  Provision (a)                                       411        --          --
  Payments (a)                                       (184)     (608)        (94)
                                                    -----     -----     -------
  Balance at end of year                            $ 702     $  94     $    --
                                                    =====     =====     =======

----------
(a) - The difference between the restructuring provision and the amount reported on the Consolidated Statements of Operations for the year ended December 31, 1997, represents asset write downs taken in connection with the restructuring.