Form 10-Q
period 2000-03-31
VODAVI TECHNOLOGY INC
filed 2000-05-15
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of May 10, 2000 was 4,326,688.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2000
          and December 31, 1999.                                              3

          Condensed Consolidated Statements of Operations - Three Months      4
          Ended March 31, 2000 and 1999.

          Condensed Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2000 and 1999.                                      5

          Notes to Condensed Consolidated Financial Statements.               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          9

PART II.  OTHER INFORMATION                                                  10

          SIGNATURES                                                         11

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS


                                                       March 31,    December 31,
                                                         2000          1999
                                                       --------      --------
                                                      (Unaudited)
CURRENT ASSETS:
Cash                                                   $    982      $  1,528
Accounts receivable, net                                  8,929        10,530
Inventory                                                 7,341         6,550
Prepaids and other current assets                           931         1,037
                                                       --------      --------
     Total current assets                                18,183        19,645

PROPERTY AND EQUIPMENT, net                               2,297         2,356

GOODWILL, net                                             1,872         1,906

OTHER LONG-TERM ASSETS, net                               1,220         1,307
                                                       --------      --------
                                                       $ 23,572      $ 25,214
                                                       ========      ========
CURRENT LIABILITIES:
Accounts payable                                       $  3,424      $  2,990
Accrued liabilities                                       1,543         1,546
Revolving credit facility                                 6,655         8,672
                                                       --------      --------
     Total current liabilities                           11,622        13,208
                                                       --------      --------
OTHER LONG-TERM OBLIGATIONS                                 180           186
                                                       --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock                                                  5             4
Additional Paid-In Capital                               13,170        12,334
Accumulated Deficit                                        (853)         (473)
Treasury stock                                             (552)          (45)
                                                       --------      --------
                                                         11,770        11,820
                                                       --------      --------
                                                       $ 23,572      $ 25,214
                                                       ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
REVENUE, net                                              $ 9,464        $11,307

COST OF GOODS SOLD                                          5,871          7,456
                                                          -------        -------
GROSS MARGIN                                                3,593          3,851

OPERATING EXPENSES:
  Engineering and product development                         412            318
  Selling, general and administrative                       3,596          3,008
                                                          -------        -------
OPERATING INCOME (LOSS)                                      (415)           525

INTEREST EXPENSE                                              188            138
                                                          -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                            (603)           387

PROVISION FOR (BENEFIT FROM) INCOME TAXES                    (223)           148
                                                          -------        -------
NET INCOME (LOSS)                                         $  (380)       $   239
                                                          =======        =======
BASIC EARNINGS (LOSS) PER SHARE                           $ (0.09)       $  0.06
                                                          =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                 4,221          4,342
                                                          =======        =======
DILUTED EARNINGS (LOSS) PER SHARE                         $ (0.09)       $  0.06
                                                          =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED               4,221          4,342
                                                          =======        =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  (380)   $   239
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
    Depreciation and amortization                                192        199
    Rent levelization                                             (6)        (3)
Changes in working capital:
  Accounts receivable, net                                     1,601        262
  Inventory                                                     (791)       742
  Prepaids and other current assets                              106       (323)
  Other long-term assets, net                                     80        261
  Accounts payable                                               434      1,407
  Accrued liabilities                                             (3)        59
                                                             -------    -------
      Net cash flows provided by operating activities          1,233      2,843
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (92)       (70)
                                                             -------    -------
      Net cash flows used in investing activities                (92)       (70)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility                   (2,017)    (2,783)
  Purchase of common stock                                      (507)        --
  Stock options exercised                                        837         --
  Payments on capital leases                                      --        (89)
                                                             -------    -------
      Net cash flows used in financing activities             (1,687)    (2,872)
                                                             -------    -------
DECREASE IN CASH                                                (546)       (99)

CASH, beginning of period                                      1,528        796
                                                             -------    -------
CASH, end of period                                          $   982    $   697
                                                             =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                 MARCH 31, 2000


(a) Vodavi Technology, Inc. and subsidiaries (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of business telecommunication solutions, including telephony products, voice processing products, and computer-telephony products, for a wide variety of business applications. The Company markets its products primarily in the United States as well as in foreign countries through a distribution model consisting of wholesale distributors, direct dealers, and its own direct sales personnel.

(b) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2000 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended March 31, 2000 and 1999 were determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding, as outlined in Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. For the periods ended March 31, 2000 and 1999, no dilutive securities were included in the diluted EPS calculation as their effects were antidilutive or all the dilutive securities were out of the money.

(d) The Company has determined that it operates one reportable segment, the distribution of telecommunications equipment. The Company has three product categories - telephony, voice processing, and computer-telephony; however, each of these does not meet the segment criteria for SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. As a result of the foregoing, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each product category, as the Company's consolidated financial statements present its one reportable segment.

(e) The Company is a defendant in various lawsuits. See Item 3, "Legal Proceedings" included in the Company's Form 10-K for the year ended December 31, 1999. There have been no significant developments in these lawsuits since the filing of the Company's Form 10-K. The Company has not made any provisions in its financial statements for these lawsuits. The imposition of damages in any of these matters could have a material adverse effect on the Company's results of operations and financial position. From time to time, the Company also is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations. The Company cannot provide assurance, however, that damages that result in a material adverse effect on the Company's financial position or results of operations will not be imposed in these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

The following table summarizes our operating results as a percentage of revenue for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            2000         1999
                                                            -----        -----
Revenue                                                     100.0%       100.0%
Cost of goods sold                                           62.0%        65.9%
                                                            -----        -----
Gross margin                                                 38.0%        34.1%
Operating expenses:
     Engineering and product development                      4.4%         2.8%
     Selling, general and administrative                     38.0%        26.7%
                                                            -----        -----
Operating income (loss)                                      (4.4%)        4.6%
Interest expense                                              2.0%         1.2%
                                                            -----        -----
Income (loss) before income taxes                            (6.4%)        3.4%
Provision for (benefit from) income taxes                    (2.4%)        1.3%
                                                            -----        -----
Net income (loss)                                            (4.0%)        2.1%
                                                            =====        =====

     REVENUE

Revenue was $9.5 million in the first quarter of 2000, a decrease of $1.8 million, or 16.3%, from the first quarter of 1999. Revenue for our wholesale distribution channel decreased by $3.2 million, or 36%, from the first quarter of 1999. This decrease is primarily due to a decision by one of our major wholesale distribution customers to reduce its inventory levels. This distribution channel was also impacted by the planned migration from our older digital key telephone systems and commercial grade telephones into newer product lines. Revenue for this distribution channel for the first quarter 2000 was $2.0 million lower than the same period in 1999 due to these migrations and the wholesale distribution customer's inventory reduction.

The decrease in sales through the wholesale distribution channel was partially offset by an increase in revenue from sales through the INFINITE dealer-direct and Vodavi CT voice processing divisions. INFINITE revenue increased approximately $1.0 million, or 51%, primarily due to the addition of 35 large-volume, well-qualified new dealers. Additionally, Vodavi CT revenue increased $348,000, or 99%. Total voice processing revenue for all channels increased by 33% to $2.2 million.

     GROSS MARGIN

Gross margin increased to 38.0% of revenue in 2000 as compared with 34.1% in 1999. The improvement in gross margin in 2000 was attributable to a number of factors, including changes in product mix as sales of higher-margin voice processing products increased from 14.9% of total revenue in 1999 to 23.7% of total revenue in 2000. Other factors include the elimination of expenses related to our repair center division, which we sold during the second quarter of 1999, and a decrease in import duties.

     ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development increased by $94,000 to $412,000 in the first quarter of 2000. The increase was primarily due to salaries and related personnel costs due to additional headcount in the first quarter of 2000 as compared with the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased to $3.6 million in the first quarter of 2000 as compared with $3.0 million in 1999. This increase is attributable to a number of factors, including: (a) an increase in personnel-related costs, including salaries and travel expenses, due to the addition of the Vice President of Sales and Marketing and several new sales personnel beginning in the second quarter of 1999 and a Chief Financial Officer in the third quarter of 1999; (b) increased efforts in our marketing and sales programs; and (c) increases in the reserve for doubtful accounts receivable.

     INTEREST EXPENSE

Interest expense increased to $188,000 in the first quarter of 2000, as compared with $138,000 in 1999. The $50,000 increase is due to higher average outstanding borrowings on our line of credit during the first quarter of 2000 as compared with the same period in 1999. Although accounts receivable collections for the first quarter of 2000 were higher than the first quarter of 1999, we experienced higher cash outlays as a direct result of funding additional operating costs discussed above and the approximately $790,000 increase in inventory since December 31, 1999.

     INCOME TAXES

We recorded a tax benefit of $223,000, or 37.0% effective rate, for the first quarter of 2000, as compared with a tax provision utilizing an effective rate of 38.2%, or $148,000, for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had $982,000 of cash at March 31, 2000. Our cash accounts are swept regularly and applied against our line of credit, as described below. We had borrowings of approximately $6.7 million against our available operating line of credit at March 31, 2000, which represents a decrease of $2.0 million from borrowings of $8.7 million at December 31, 1999. This decrease is primarily due to the timing of payments received on accounts receivable balances from customers and payments on accounts payable balances to vendors. At March 31, 2000, amounts available for additional borrowing totaled $2.6 million.

We maintain a $15.0 million credit facility with General Electric Capital Corporation which expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 8.3% at March 31, 2000. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. At March 31, 2000, we were in compliance with all of the covenants.

Working capital increased to approximately $6.6 million at March 31, 2000 from approximately $6.4 million at December 31, 1999.

In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock over a six-month period. In April 2000, the program was extended through October 2000. Financing for the buy-back will be provided through our line of credit and proceeds from option exercises. As of March 31, 2000, we had repurchased 226,800 shares with a cumulative cost of $552,000 under this program.

During the first quarter of 2000, net receipts from the exercise of 211,250 common stock options amounted to $837,000.

We are a defendant in various lawsuits. We have not made any provisions in our financial statements for these lawsuits. The imposition of damages in any of these matters could have a material adverse effect on our results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 8.3% at March 31, 2000. The principal of loans under this line of credit is due in April 2003. At March 31, 2000 we had outstanding borrowings on the line of credit of approximately $6.7 million.




--------------------------------------------------------------------------------
This Report contains forward-looking statements, including statements regarding our business, strategies, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

        Exhibit 27 Financial Data Schedule

     b) Reports on Form 8-K

        Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Vodavi Technology, Inc.

Dated: May 10, 1999                     /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President, Chief Executive Officer, and
                                        Secretary (Principal Executive Officer)


Dated: May 10, 1999                     /s/ Tammy M. Powers
                                        ----------------------------------------
                                        Tammy M. Powers
                                        Chief Financial Officer, Vice
                                        President-Finance, and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)