Form 10-Q
period 2000-06-30
VODAVI TECHNOLOGY INC
filed 2000-08-14
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of August 10, 2000 was 4,305,088.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2000
         and December 31, 1999.                                               3

         Condensed Consolidated  Statements of Operations - Three and
         Six Months Ended June 30, 2000 and 1999.                             4

         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2000 and 1999.                                        5

         Notes to Condensed Consolidated Financial Statements.                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          10

PART II. OTHER INFORMATION                                                   12

         SIGNATURES                                                          13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS


                                                       June 30,     December 31,
                                                         2000           1999
                                                       --------       --------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                 $  1,328       $  1,528
  Accounts receivable, net                                9,876         10,530
  Inventory                                               7,160          6,550
  Prepaids and other current assets                         760          1,037
                                                       --------       --------
     Total current assets                                19,124         19,645

PROPERTY AND EQUIPMENT, net                               2,216          2,356

GOODWILL, net                                             1,839          1,906

OTHER LONG-TERM ASSETS, net                               1,156          1,307
                                                       --------       --------
                                                       $ 24,335       $ 25,214
                                                       ========       ========
CURRENT LIABILITIES:
  Accounts payable                                     $  3,797       $  2,990
  Accrued liabilities                                     1,649          1,546
  Revolving credit facility                               6,562          8,672
                                                       --------       --------
     Total current liabilities                           12,008         13,208
                                                       --------       --------

OTHER LONG-TERM OBLIGATIONS                                 167            186
                                                       --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock                                                5              4
  Additional Paid-In Capital                             13,170         12,334
  Accumulated Deficit                                      (427)          (473)
  Treasury Stock                                           (588)           (45)
                                                       --------       --------
                                                         12,160         11,820
                                                       --------       --------
                                                       $ 24,335       $ 25,214
                                                       ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         -----------------     -----------------
                                          2000      1999        2000      1999
                                         -------   -------     -------   -------

REVENUE, net                             $12,980   $12,641     $22,444   $23,948

COST OF GOODS SOLD                         8,209     8,192      14,080    15,662
                                         -------   -------     -------   -------
GROSS MARGIN                               4,771     4,449       8,364     8,286

OPERATING EXPENSES
  Engineering and product development        427       415         818       730
  Selling, general and administrative      3,475     3,519       7,091     6,515
                                         -------   -------     -------   -------
OPERATING INCOME                             869       515         455     1,041

INTEREST EXPENSE                             177       150         365       289
                                         -------   -------     -------   -------
INCOME BEFORE INCOME TAXES                   692       365          90       752

PROVISION FOR INCOME TAXES                   266       133          44       281
                                         -------   -------     -------   -------

NET INCOME                               $   426   $   232     $    46   $   471
                                         =======   =======     =======   =======

BASIC EARNINGS PER SHARE                 $  0.10   $  0.05     $  0.01   $  0.11
                                         =======   =======     =======   =======
WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                        4,324     4,342       4,273     4,342
                                         =======   =======     =======   =======

DILUTED EARNINGS PER SHARE               $  0.10   $  0.05     $  0.01   $  0.11
                                         =======   =======     =======   =======
WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                      4,324     4,342       4,344     4,342
                                         =======   =======     =======   =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                                         Six months ended
                                                                             June 30,
                                                                       --------------------
                                                                        2000         1999
                                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $    46       $   471
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                           382           299
  Loss on sale of repair center division                                   --            95
  Rent levelization                                                       (19)           (9)
 Changes in working capital:
  Accounts receivable, net                                                654        (1,154)
  Inventory                                                              (610)         (671)
  Prepaids and other current assets                                       277        (1,488)
  Other long-term assets, net                                             143             8
  Accounts payable                                                        807         2,428
  Accrued liabilities                                                     103          (403)
                                                                      -------       -------
       Net cash flows provided by (used in) operating activities        1,783          (424)
                                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (167)         (151)
 Proceeds from sale of repair center division                              --           100
                                                                      -------       -------
       Net cash flows used in investing activities                       (167)          (51)
                                                                      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments on revolving credit facility                             (2,110)          155
 Purchase of common stock                                                (543)           --
 Stock options exercised                                                  837            --
 Payments on capital leases                                                --          (124)
                                                                      -------       -------
       Net cash flows (used in) provided by financing activities       (1,816)           31
                                                                      -------       -------
DECREASE IN CASH                                                         (200)         (444)

CASH, beginning of period                                               1,528           796
                                                                      -------       -------

CASH, end of period                                                   $ 1,328       $   352
                                                                      =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                                  JUNE 30, 2000


(a) Vodavi Technology, Inc., and subsidiaries (the Company), a Delaware corporation, designs, develops, markets, and supports a broad range of business telecommunication solutions, including telephony products, voice processing products, and computer-telephony products, for a wide variety of business applications. The Company markets its products primarily in the United States as well as in foreign countries through a distribution model consisting of wholesale distributors, direct dealers, and its own direct sales personnel.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2000 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended June 30, 2000 and 1999 were determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding, as outlined in Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE.

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

(f) On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION. Subsequent to its issuance, the Staff elected to defer the required implementation date. The Company will be required to adopt SAB 101 during the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material impact on the Company's financial position or results of operations.

(g) In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 137), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Management does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                            Three Months Ended
                                                                 June 30,
                                                            -------------------
                                                            2000          1999
                                                            -----         -----
Revenue                                                     100.0%        100.0%
Cost of goods sold                                           63.2%         64.8%
                                                            -----         -----
Gross margin                                                 36.8%         35.2%
Operating expenses:
  Engineering and product development                         3.3%          3.3%
  Selling, general and administrative                        26.8%         27.8%
                                                            -----         -----
Operating income                                              6.7%          4.1%
Interest expense                                              1.4%          1.2%
                                                            -----         -----
Income before income taxes                                    5.3%          2.9%
Provision for income taxes                                    2.0%          1.1%
                                                            -----         -----
Net income                                                    3.3%          1.8%
                                                            =====         =====

REVENUE

Revenue was $13.0 million in the second quarter of 2000, an increase of $339,000, or 2.7%, from the second quarter of 1999. This increase is primarily attributable to an increase of $2.1 million, or 99%, in INFINITE dealer-direct revenue. The increase in INFINITE revenue is primarily due to the addition of 40 large-volume, well-qualified new dealers during the fourth quarter of 1999 and the first quarter of 2000.

The increase in revenue for the INFINITE dealer-direct channel was partially offset by a decrease of $1.1 million, or 12%, in the wholesale distribution channel. This distribution channel decrease was the net effect of the planned migration from our older digital key telephone systems and commercial grade telephones into newer product lines, offset by growth in sales of the Triad program. The Triad program, which is a dealer-direct program through our wholesale distribution channel, increased $1.0 million, or 47%.

Additionally, Vodavi-CT revenue was approximately $480,000 in the second quarter of 2000, a decrease of $477,000, or 50%, from the second quarter of 1999. This decrease is attributable to various factors including: (a) decreases in the Company's sales of high margin software license royalties, and (b) the Company's efforts to develop new vertical markets that it believes are comprised of larger accounts with a longer sales cycle. As a result of the longer sales cycle, the Company had not yet generated revenue from these new markets.

Repair revenue decreased $210,000 compared to second quarter 1999, due to the sale of the repair center division during the second quarter of 1999.

Total voice processing revenues for all channels increased by $84,000, or 3.5%, to $2.5 million.

GROSS MARGIN

Gross margin increased to 36.8% of revenue in the second quarter of 2000 as compared with 35.2% in the second quarter of 1999. The improvement in gross margin in the second quarter of 2000 was mainly attributable to margin improvements for voice mail products. Sales of higher-margin voice processing products increased from 19.1% of total revenue in second quarter 1999 to 19.3% of total revenue in second quarter 2000. Additional improvement in gross margin was attributable to a decrease in import duties.

ENGINEERING AND PRODUCT DEVELOPMENT

For the quarter ended June 30, 2000, expenditures related to engineering and product development remained consistent with expenditures in the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased by $44,000 to $3.5 million in the second quarter of 2000 as compared to the same period in 1999. This decrease is the net effect of a number of factors including: (a) decreased rent expense due to the sublease of the repair center facility in the third quarter of 1999; (b) an increase in personnel-related costs; (c) an increase in professional fees; and (d) increases in the reserve for doubtful accounts receivable.

INTEREST EXPENSE

Interest expense increased to $177,000 in the second quarter of 2000, as compared with $150,000 in the second quarter of 1999. The $27,000 increase is primarily due to an increase in the interest rate on our line of credit for the second quarter of 2000 as compared to the same period in 1999. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

INCOME TAXES

We recorded a tax provision of $266,000, or 38.4% effective rate, for the second quarter of 2000 as compared with a tax provision utilizing an effective rate of 36.4%, or $133,000, for the second quarter of 1999. The provision for second quarter 2000 is slightly higher due to the utilization of research and development credits in prior year.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999:

The following table summarizes the operating results of the Company as a percentage of sales for the periods indicated.

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                            2000          1999
                                                            -----         -----
Revenue                                                     100.0%        100.0%
Cost of goods sold                                           62.7%         65.4%
                                                            -----         -----
  Gross margin                                               37.3%         34.6%
Operating Expenses:
  Engineering and product development                         3.6%          3.1%
  Selling, general and administrative                        31.7%         27.2%
                                                            -----         -----
Operating income                                              2.0%          4.3%
Interest expense                                              1.6%          1.2%
                                                            -----         -----
Income before income taxes                                     .4%          3.1%
Provision for income taxes                                     .2%          1.1%
                                                            -----         -----
Net income                                                     .2%          2.0%
                                                            =====         =====

REVENUE

Revenue was approximately $22.4 million for the first six months of 2000, a decrease of approximately $1.5 million, or 6.3%, over the first six months of 1999. Wholesale distribution revenue decreased by approximately $4.3 million. This decrease is primarily due to a decision, during the first quarter of 2000, by one of our major wholesale distribution customers to reduce its inventory levels. Sales through this distribution channel was also impacted by our planned migration from our older digital key telephone systems and commercial grade telephones into newer product lines.

We sold our repair center division during the second quarter of 1999. Repair revenue decreased by $444,000 during the first six months of 2000. The decreases in revenue were partially offset by an increase in revenue through the INFINITE dealer-direct channel. INFINITE revenue increased approximately $3.1 million, or 75%. Total voice processing revenue for all channels increased by 15.6% to $4.7 million.

GROSS MARGIN

Gross margin increased to approximately 37.3% of revenue for the first six months of 2000 as compared with 34.6% for the first six months of 1999. The improvement in gross margin is primarily due to changes in product mix as sales of higher-margin voice processing products increased from 17.1% of total revenue in 1999 to 21.1% of total revenue in 2000. Other factors include the elimination of expenses related to our repair center division, which we sold during the second quarter of 1999, and decreased import duties.

ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development increased by $88,000 to approximately $818,000, or 3.6% of revenue, in the first six months of 2000 as compared with $730,000 or 3.1% of revenue, in the first six months of 1999. The increase was primarily due to salaries and related personnel costs associated with additional headcount.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $576,000 during the first six months of 2000 to $7.1 million as compared to $6.5 million for the same period in 1999. This increase is the net effect of a number of factors, including: (a) an increase in personnel-related costs; (b) an increase in professional fees; (c) increased efforts in our marketing and sales programs;
(d) increases in the reserve for doubtful accounts receivable; and (e) decreased rent expense due to sublease of the repair center facility in the third quarter of 1999.

INTEREST EXPENSE

Interest expense was approximately $365,000 in the first six months of 2000, a $76,000, or 26.3%, increase over the first six months of 1999. The increase is attributable to an increase in the interest rate, which is calculated at 2.5% over the 30-day commercial paper rate, and also higher average outstanding borrowings on our line of credit during the first six months of 2000 as compared to the same period in 1999. Although accounts receivable collections for the first six months of 2000 were higher than the same period in 1999, we experienced higher cash outlays as a direct result of funding additional operating costs discussed above and an increase in inventory of $610,000 since December 31, 1999.

INCOME TAXES

We recorded a tax benefit of $222,000, or 37.0% effective rate for the first quarter of 2000, and a tax provision of $266,000, or 38.4% effective rate for the second quarter of 2000, as compared with a tax provision of $281,000, 37.4%, in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had $1.3 million of cash at June 30, 2000. Our cash accounts are swept regularly and applied against our line of credit, as described below. We had borrowings of approximately $6.6 million against our available operating line of credit at June 30, 2000, which represents a decrease of $2.1 million from borrowings of $8.7 million at December 31, 1999. This decrease is primarily due to the timing of payments received on accounts receivable balances from customers, payments on accounts payable balances to vendors, and cash flow generated in first six months. At June 30, 2000, amounts available for additional borrowing totaled $3.5 million. Working capital increased to approximately $7.1 million at June 30, 2000 from approximately $6.4 million at December 31, 1999.

We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 9.07% at June 30, 2000. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. At June 30, 2000, we were in compliance with all of the covenants.

In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock over a six-month period. In April 2000, the program was extended through October 2000. Financing for the buy-back is provided through our line of credit and proceeds from option exercises. As of June 30, 2000, we had repurchased 240,600 shares with a cumulative cost of $588,000 under this program.

During the first quarter of 2000, net receipts from the exercise of 211,250 common stock options amounted to $837,000. There were no common stock options exercised during the second quarter of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 9.07% at June 30, 2000. The principal of loans under this line of credit is due in April 2003. At June 30, 2000 we had outstanding borrowings on the line of credit of approximately $6.6 million.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2000 Annual Meeting of Stockholders was held on June 19, 2000. The following nominees were elected to the Company's Board of Directors to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

     Nominee                          Votes in Favor               Withheld
     -------                          --------------               --------
     William J. Hinz                    3,741,214                   21,274
     Gregory K. Roeper                  3,741,914                   20,574
     Jae H. Bae                         3,739,914                   22,574
     Gilbert H. Engels                  3,741,714                   20,774
     Stephen A  McConnell               3,741,914                   20,574
     Emmett E. Mitchell                 3,741,264                   21,224

     The following item was voted upon by the Company's stockholders:

     a)   Proposal to amend the Second  Amended and  Restated  1994 Stock Option
          Plan.

     Votes in Favor            Opposed         Abstained         Broker Non-Vote
     --------------            -------         ---------         ---------------
       1,640,030               156,408           27,280             1,938,770

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

                                        Vodavi Technology, Inc.


Dated: August 10, 2000                  /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated: August 10, 2000                  /s/ Tammy M. Powers
                                        ----------------------------------------
                                        Tammy M. Powers
                                        Chief Financial Officer, Vice President
                                        - Finance, Treasurer, and Secretary
                                        (Principal Financial and Accounting
                                        Officer)