Form 10-Q
period 2000-09-30
VODAVI TECHNOLOGY INC
filed 2000-11-14
CIK 949491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of November 13, 2000 was 4,256,588.

================================================================================

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 2000 and December 31, 1999.                            3

          Condensed Consolidated  Statements of Operations -
          Three and Nine Months Ended September 30, 2000 and 1999.             4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2000 and 1999.                       5

          Notes to Condensed Consolidated Financial Statements.                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          11

PART II.  OTHER INFORMATION                                                   12

          SIGNATURES                                                          13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS


                                                September 30,       December 31,
                                                    2000               1999
                                                  --------           --------
                                                 (Unaudited)
CURRENT ASSETS:
Cash                                              $    435           $  1,528
Accounts receivable, net                            11,211             10,530
Inventory                                            6,773              6,550
Prepaids and other current assets                      759              1,037
                                                  --------           --------
     Total current assets                           19,178             19,645

PROPERTY AND EQUIPMENT, net                          2,124              2,356

GOODWILL, net                                        1,805              1,906

OTHER LONG-TERM ASSETS, net                          1,086              1,307
                                                  --------           --------
                                                  $ 24,193           $ 25,214
                                                  ========           ========
CURRENT LIABILITIES:
Accounts payable                                  $  3,632           $  2,990
Accrued liabilities                                  1,934              1,546
Revolving credit facility                            5,915              8,672
                                                  --------           --------
     Total current liabilities                      11,481             13,208
                                                  --------           --------

OTHER LONG-TERM OBLIGATIONS                            156                186
                                                  --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock                                             5                  4
Additional paid-in capital                          13,170             12,334
Retained earnings (Accumulated deficit)                 69               (473)
Treasury stock                                        (688)               (45)
                                                  --------           --------
                                                    12,556             11,820
                                                  --------           --------
                                                  $ 24,193           $ 25,214
                                                  ========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)


                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                       -----------------       -----------------
                                        2000      1999          2000      1999
                                       -------   -------       -------   -------
REVENUE, net                           $13,024   $14,033       $35,468   $37,981

COST OF GOODS SOLD                       8,129     9,005        22,209    24,666
                                       -------   -------       -------   -------
GROSS MARGIN                             4,895     5,028        13,259    13,315

OPERATING EXPENSES
  Engineering and product development      447       411         1,266     1,141
  Selling, general and administrative    3,473     3,454        10,564     9,969
                                       -------   -------       -------   -------
OPERATING INCOME                           975     1,163         1,429     2,205

INTEREST EXPENSE                           167       189           532       478
                                       -------   -------       -------   -------
INCOME BEFORE INCOME TAXES                 808       974           897     1,727

PROVISION FOR INCOME TAXES                 311       365           355       647
                                       -------   -------       -------   -------

NET INCOME                             $   497   $   609       $   542   $ 1,080
                                       =======   =======       =======   =======

BASIC EARNINGS PER SHARE               $  0.12   $  0.14       $  0.13   $  0.25
                                       =======   =======       =======   =======
WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                      4,293     4,342         4,279     4,342
                                       =======   =======       =======   =======

DILUTED EARNINGS PER SHARE             $  0.12   $  0.14       $  0.13   $  0.25
                                       =======   =======       =======   =======
WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                    4,293     4,342         4,338     4,342
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

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                       ---------------------
                                                                         2000         1999
                                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $   542       $ 1,080
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                            712           486
  Loss on sale of repair center division                                    --            86
  Rent levelization                                                        (30)           (7)
 Changes in working capital:
  Accounts receivable, net                                                (681)       (3,764)
  Inventory                                                               (223)          757
  Prepaids and other current assets                                        278          (382)
  Other long-term assets, net                                               69           335
  Accounts payable                                                         642         1,466
  Accrued liabilities                                                      388           286
                                                                       -------       -------
        Net cash flows provided by operating activities                  1,697           343
                                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        (227)         (254)
Cash paid for license agreement                                             --          (500)
Proceeds from sale of repair center division                                --           282
                                                                       -------       -------
        Net cash flows used in investing activities                       (227)         (472)
                                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on revolving credit facility                  (2,757)        1,839
Purchase of common stock                                                  (643)           --
Proceeds from stock options exercised                                      837            --
Payments on capital leases                                                  --          (124)
                                                                       -------       -------
        Net cash flows (used in) provided by financing activities       (2,563)        1,715
                                                                       -------       -------

(DECREASE) INCREASE IN CASH                                             (1,093)        1,586

CASH, beginning of period                                                1,528           796
                                                                       -------       -------
CASH, end of period                                                    $   435       $ 2,382
                                                                       =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2000

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

(b) The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2000 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

(c) Diluted earnings per share for the periods ended September 30, 2000 and 1999 were determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding, as outlined in Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. The number of dilutive securities for the first nine months of 2000 was 59,000 shares. There were no dilutive securities for the first nine months of 1999 or for the third quarters of 2000 and 1999.

(d) The Company has determined that it operates one reportable segment, the distribution of telecommunications equipment. The Company has three product categories - telephony, voice processing, and computer-telephony; however, each of these does not meet the segment criteria for SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. As a result, the Company has determined that it is appropriate to present one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each product category, as the Company's consolidated financial statements present its one reportable segment.

(e)  The  Company  is a  defendant  in  various  lawsuits.  See  Item 3,  "Legal
     Proceedings" included in the Company's Form 10-K for the year ended December 31, 1999. There have been no significant developments in these lawsuits since the filing of the Company's Form 10-K. The Company has not made any provisions in its financial statements for these lawsuits because the Company does not believe that these lawsuits will have a material impact on our results of operations and financial position. The imposition of damages in any of these matters could have a material adverse effect on the Company's results of operations and financial position. From time to time, the Company also is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

(h) In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, related to the accounting for shipping and handling revenues and costs and their classification in the income statement. The consensus requires an entity to record all shipping and handling billed to customers as revenue. It also states that the classification of shipping and handling costs is an accounting policy decision subject to appropriate disclosure. The Company will be required to implement EITF 00-10 concurrent with the implementation of SAB 101 as discussed above. Management does not believe the implementation of EITF 00-10 will have a material impact on the Company's financial position or results of operations. However, a reclassification of prior periods within the income statement will be necessary to conform with the requirements of EITF 00-10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2000           1999
                                                         ------         ------
Revenue, net                                              100.0%         100.0%
Cost of goods sold                                         62.4%          64.2%
                                                         ------         ------
Gross margin                                               37.6%          35.8%
Operating expenses:
  Engineering and product development                       3.4%           2.9%
  Selling, general and administrative                      26.7%          24.6%
                                                         ------         ------
Operating income                                            7.5%           8.3%
Interest expense                                            1.3%           1.4%
                                                         ------         ------
Income before income taxes                                  6.2%           6.9%
Provision for income taxes                                  2.4%           2.6%
                                                         ------         ------
Net income                                                  3.8%           4.3%
                                                         ======         ======

     REVENUE

Revenue was $13.0 million in the third quarter of 2000, a decrease of $1.0 million, or 7.2%, from the third quarter of 1999. This decrease is primarily attributable to a decrease of $1.8 million in the wholesale distribution channel, a decrease in other revenue of $233,000, an increase in rebates of $102,000, which were partially offset by an increase of $1.2 million in INFINITE revenue. We believe the overall decrease was primarily due to soft market conditions in the small- to mid-sized markets affecting our industry, and the planned migration of our customers from our older digital key telephone systems into newer product lines. These decreases were partially offset by the expansion of our dealer-focused channels.

The wholesale distribution channel decrease of $1.8 million, or 17%, was the net effect of the planned product migration discussed above, offset by growth in sales of the Triad program. Sales of the Starplus digital product decreased by $1.7 million, or 82%, in the third quarter of 2000 as compared to the comparable prior year period. Additionally, sales of Starplus analog product were $507,000, or 35%, lower than third quarter of 1999. The Triad program, which is a focused dealer program through our wholesale distribution channel, increased $658,000, or 25%.

The decrease in the wholesale distribution channel was partially offset by an increase of $1.2 million, or 46%, in INFINITE revenue. The increase in INFINITE revenue is primarily due to the continued addition, beginning in fourth quarter of 1999, of large-volume, well-qualified new dealers.

Total voice processing revenue for all channels of $2.7 million remained consistent with the third quarter of 1999. As a percentage of total revenue, voice-processing revenue comprised 20.5% of revenue for third quarter 2000 as compared to 19.8% for the same period in 1999.

     GROSS MARGIN

Gross margin increased to 37.6% of revenue in the third quarter of 2000 compared with 35.8% of revenue in the third quarter of 1999. The improvement in gross margin in the third quarter of 2000 was mainly attributable to margin improvements for voice mail products. Additional improvement in gross margin was attributable to a decrease in import duties.

     ENGINEERING AND PRODUCT DEVELOPMENT

For the quarter ended September 30, 2000, expenditures related to engineering and product development increased $36,000 to $447,000 as compared to the same period in 1999. This increase is mainly due to two additional temporary engineers.

     SELLING, GENERAL AND ADMINISTRATIVE

For the quarter ended September 30, 2000, selling, general and administrative expenses remained consistent with expenditures in the third quarter of 1999.

     INTEREST EXPENSE

Interest expense decreased to $167,000 in the third quarter of 2000, compared with $189,000 in the third quarter of 1999. The $22,000 decrease is primarily due to a decrease in the average loan balances from $9.3 million for third quarter 1999 to $7.0 million for third quarter 2000. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

     INCOME TAXES

We recorded a tax provision of $311,000, or 38.5% effective rate, for the third quarter of 2000 as compared with a tax provision utilizing an effective rate of 37.5%, or $365,000, for the third quarter of 1999. The provision for third quarter 2000 is slightly higher due to greater utilization of research and development tax credits during 1999.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                          Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2000            1999
                                                         ------         ------
Revenue, net                                              100.0%         100.0%
Cost of goods sold                                         62.6%          64.9%
                                                         ------         ------
Gross margin                                               37.4%          35.1%
Operating Expenses:
  Engineering and product development                       3.6%           3.0%
  Selling, general and administrative                      29.8%          26.3%
                                                         ------         ------
Operating income                                            4.0%           5.8%
Interest expense                                            1.5%           1.3%
                                                         ------         ------
Income before income taxes                                  2.5%           4.5%
Provision for income taxes                                  1.0%           1.7%
                                                         ------         ------
Net income                                                  1.5%           2.8%
                                                         ======         ======

         REVENUE

Revenue was approximately $35.5 million for the first nine months of 2000, a decrease of approximately $2.5 million, or 6.6%, over the first nine months of 1999. Wholesale distribution revenue decreased by approximately $6.1 million. This decrease is the net effect of a number of factors, including (a) a decision, during the first quarter of 2000, by one of our major wholesale distribution customers to reduce its inventory levels; (b) our planned migration from our older digital key telephone systems and commercial grade telephones into newer product lines;(c) soft market conditions in the small- to mid-sized markets affecting our industry during the third quarter of 2000; and (d) a partial offset due to the expansion of our dealer focused channels (INFINITE and Triad).

Triad revenue, our dealer focused channel through our wholesale distribution channel, increased 28% to $8.3 million for the first nine months of 2000. Additionally, INFINITE revenue, generated through our INFINITE dealer direct channel, increased approximately $4.4 million, or 64%. The increase in INFINITE revenue is primarily due to the continued addition, beginning in fourth quarter of 1999, of large-volume, well-qualified new dealers.

We sold our repair center division during the second quarter of 1999. Repair revenue decreased by $405,000 during the first nine months of 2000. Total voice processing revenue for all channels increased by $538,000, or 7.8%, to $7.4 million.

     GROSS MARGIN

Gross margin increased to approximately 37.4% of revenue for the first nine months of 2000 compared with 35.1% for the first nine months of 1999. The improvement in gross margin is primarily due to the enhanced margins associated with our voice processing products and decreased import duties. The voice mail margin improvements are a direct result of the acquisition of the voice mail technology rights in early 1999 and the movement of the manufacturing overseas in late 1999. Additionally, sales of higher margin voice processing products increased from 18.1% of total revenue in 1999 to 20.9% of total revenue in 2000.

     ENGINEERING AND PRODUCT DEVELOPMENT

Expenditures related to engineering and product development increased by $125,000 to approximately $1.3 million, or 3.6% of revenue, in the first nine months of 2000 compared with $1.1 million or 3.0% of revenue, in the first nine months of 1999. The increase was primarily due to salaries and related personnel costs associated with additional headcount and field trial expenses.

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $595,000 during the first nine months of 2000 to $10.6 million compared with $10.0 million for the same period in 1999. This increase is the net effect of a number of factors, including (a) continued investment in our sales force beginning in the second quarter of 1999; (b) an increase in professional fees; (c) increases in the reserve for doubtful accounts receivable; (d) increased efforts in our marketing and sales programs; and (e) decreased expenses due to the sale of our repair center during second quarter of 1999.

     INTEREST EXPENSE

Interest expense was approximately $532,000 in the first nine months of 2000, a $54,000, or 11.3%, increase over the first nine months of 1999. The increase is attributable to an increase in the interest rate, which is calculated at 2.5% over the 30-day commercial paper rate. The average interest rate during the first nine months in 2000 was 8.61%, while the average interest rate during the first nine months in 1999 was 7.54%.

     INCOME TAXES

We recorded a tax provision of $355,000 or 39.6% effective rate for the first nine months of 2000 compared with a tax provision utilizing an effective rate of 37.5%, or $647,000 for the same period in 1999. The provision for the first nine months of 2000 is slightly higher due to greater utilization of research and development tax credits during 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had $435,000 of cash at September 30, 2000. The decrease in cash from the end of the year is primarily due to a cash receipt in excess of $900,000 on a receivable balance that did not sweep against our line of credit at the end of the year. Accordingly, this balance was reflected in cash at December 31, 1999. The comparable cash receipt, also in excess of $1.0 million, received during the third quarter of 2000 had swept against the line of credit, and is reflected as a reduction to the cash balance and the credit facility at September 30, 2000.

We had borrowings of approximately $5.9 million against our available operating line of credit at September 30, 2000, which represents a decrease of $2.8 million from borrowings of $8.7 million at December 31, 1999. This decrease is primarily due to the timing of payments received on accounts receivable balances from customers, payments on accounts payable balances to vendors, and cash flow generated the first nine months. At September 30, 2000, amounts available for additional borrowing totaled $5.5 million. Working capital increased to approximately $7.7 million at September 30, 2000 from approximately $6.4 million at December 31, 1999.

We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 8.98% at September 30, 2000. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. At September 30, 2000, we were in compliance with all of the covenants.

In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock over a six-month period, which was subsequently extended through June 2001. During October 2000, the Company negotiated, with General Electric Capital Corporation, an extension to the stock repurchase period to June 30, 2001. Financing for the buy-back is provided through our line of credit and proceeds from option exercises. As of September 30, 2000, we had repurchased 282,000 shares with a cumulative cost of $688,000 under this program.

During the first quarter of 2000, net proceeds from the exercise of 211,250 common stock options amounted to $837,000. There were no common stock options exercised during the second or third quarters of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, or 8.98% at September 30, 2000. The principal of loans under this line of credit is due in April 2003. At September 30, 2000 we had outstanding borrowings on the line of credit of approximately $5.9 million.


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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

        Exhibit 10.43 - Third Amendment to Amended and Restated Credit
                        Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation.

        Exhibit 27 -    Financial Data Schedule

     b) Reports on Form 8-K

        Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Vodavi Technology, Inc.


Dated: November 13, 2000                 /s/ Gregory K. Roeper
                                         ---------------------------------------
                                         Gregory K. Roeper
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Dated: November 13, 2000                 /s/ Tammy M. Powers
                                         ---------------------------------------
                                         Tammy M. Powers
                                         Chief Financial Officer, Vice President
                                         - Finance, Treasurer, and Secretary
                                         (Principal Financial and Accounting
                                         Officer)