Form 10-K
period 2000-12-31
VODAVI TECHNOLOGY INC
filed 2001-03-29
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2000       Commission File Number 0-26912


                             VODAVI TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         86-0789350
     (State or other jurisdiction of                          (I.R.S. Employer
            incorporation or                                 Identification No.)
              organization)


        8300 EAST RAINTREE DRIVE
           SCOTTSDALE, ARIZONA                                      85260
(Address of principal executive offices)                         (Zip Code)

                                 (480) 443-6000
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 15, 2001, there were outstanding 4,234,788 shares of the registrant's common stock, $.001 par value, which excludes 318,700 treasury shares. The aggregate market value of common stock held by nonaffiliates of the registrant (3,289,010 shares) based on the closing price of the common stock as reported on the Nasdaq National Market on March 15, 2001, was $3,815,252. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.   BUSINESS....................................................    1
     ITEM 2.   PROPERTIES..................................................   19
     ITEM 3.   LEGAL PROCEEDINGS...........................................   19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   20

PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.................................   21
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   22
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................   23
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK........................................................   26
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................   26
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.........................   27

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   27
     ITEM 11.  EXECUTIVE COMPENSATION......................................   27
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.......................................   27
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   27

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K....................................................   27

SIGNATURES     ............................................................   30


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2001 AND THEREAFTER; TECHNOLOGICAL DEVELOPMENTS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT AND DISTRIBUTION CHANNEL DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     We design, develop, market, and support a broad range of business telecommunications solutions, including telephony products, voice processing products, and computer-telephony products for a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features, such as automatic call distribution and Internet protocol, or IP, gateways. Our voice processing products include interactive voice response systems, automated attendant, and voice and fax mail. Our computer-telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

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

     *    focus on IP  telephony  product  developments  allowing  Voice over IP
          (VoIP) connectivity for Legacy products and a next generation IP LAN telephony system;

     * expand our strategic relationship with LG Electronics Inc., or LGE, which is a member of the multi-billion dollar, Korean-based LG Group with which we have enjoyed a long-term relationship; and

     *    enhance  our  existing  products  and  expand  our  product  lines  by
          expanding  our  technological   expertise  and  distribution  channels
          through

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

Automatic call distribution, IP telephony, and other innovations represent significant opportunities for sales of new product lines and applications to further increase employee mobility and efficiency. We also believe that international sales of voice processing products will increase in the future as demand for features such as voice mail and unified messaging increases.

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

TELEPHONY PRODUCTS

     KEY TELEPHONE SYSTEMS

     Sales of key telephone systems represented approximately 71% of our revenue during 2000 and approximately 70% during 1999. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." We supply various models of key telephone sets, several of which are CTI compatible, with progressive features for use in conjunction with each of our key telephone systems.

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

     We market both digital and analog key telephone systems and related products. Our digital telephone systems employ a digital architecture in order to provide digital voice transmission and system control, while our analog telephone systems employ a microprocessor-based architecture and solid state switching for voice transmission and system control. Most of our telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. Our telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. We design our key telephone systems to permit expansion or customization for specific business applications by the installation of a variety of voice processing or computer-telephony integration products.

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

     In the third quarter of 2000, we introduced our model 2706 single-line telephone which is a two-line, Caller ID set. Our new line of commercial grade telephones offers more advanced features, including built-in Caller ID and other functions. Sales of commercial grade telephones represented approximately 8% of our revenue during 2000 as compared with approximately 10% during 1999.

VOICE PROCESSING PRODUCTS

     Voice processing includes functions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls as well as speeding up and simplifying message delivery and storage. We design our voice processing products to integrate with the telephone systems we sell as well as those sold by competing manufacturers. We also cultivate the expansion of our existing base of telephone systems by offering digitally integrated voice processing systems for our Triad and INFINITE product lines to differentiate them from our competitors' products and to provide a value-added basis for increased sales and profit margins. Sales of voice processing products accounted for approximately 21% of our revenue during 2000 and approximately 20% during 1999.

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

     AUTOMATIC CALL DISTRIBUTION

     We market our automatic call distribution, or ACD, software systems and ACD reporting packages for use with our digital key telephone systems. The automatic call distribution functions enable businesses that receive customer calls to manage incoming calls efficiently by directly routing them to the proper person or group. Our ACD systems reduce the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, ACD plays a custom "hold" message for the caller and connects the call to the first available person or sales agent. ACD saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. ACD enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity. Our ACD reporting package provides real-time statistics and comprehensive reports on calling activity for review by the user's management.

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

NEW PRODUCT DEVELOPMENT

     We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communications tools. We believe that continuous development of new products and features will be necessary to enable us to continue to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. Since 1994, we have developed and introduced several new or enhanced products and product lines, including new ACD reporting packages, additional enhancements to our Windows NT-based voice messaging systems and our IVR systems, a new line of digital key telephone systems, a new line of commercial grade telephones, and an IP gateway.

     We currently are focusing our new product development efforts on developing and refining enhancements that will deliver greater features, sophistication, functionality, and value to our current product offerings. For example, we currently are developing

     * a VoIP card that will enable our digital switches to network with a business LAN and to serve as an imbedded IP gateway for connecting with voice over IP networks and will allow users of our existing technologies to migrate towards the benefits of IP telephony;

     * a new digital switch for our Triad and INFINITE product lines, which is scheduled for 12 to 384 ports;

     * an IP switching system, which will start at 64 stations and expand to 300 stations;

     * a new software release for Triad and INFINITE product lines to provide networking connectivity between systems; and

     *    a new software release for Pathfinder  voice  processing  system which
          provides   improved   applications  to  include   unified   messaging,
          networking, desk top call control, and text speech e-mail reading.

     We have strategic alliances with LGE and other third parties related to the development of new products, product lines, or product features. For example, we are working with LGE to develop a full IP-based telecommunications solution. We may enter into additional strategic alliances for new product development in the future.

SALES, MARKETING, AND DISTRIBUTION

     We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." We also maintain an in-house direct sales force that makes direct sales of our IVR products to businesses as well as an in-house sales support staff assisting our direct dealers and distributors. We derived approximately 65% of our total revenue in 2000 from sales to distributors, 30% from sales to direct dealers, and 5% from direct sales to IVR customers. We have in the past and may in the future market our products on a private label basis to original equipment manufacturers, or OEMs. The following diagram illustrates the current distribution channels for our product lines.

                                   VODAVI LOGO

   TRIAD           STARPLUS          INFINITE          IVR         INTERNATIONAL
     |                 |                 |              |                |
     |                 |                 |              |                |
Distributor       Distributor            |              |          International
     |                 |                 |              |           Distributor
     |                 |                 |              |                |
     |                 |                 |              |                |
Authorized           Dealer          Authorized         |                |
  Dealer               |               Dealer           |              Dealer
     |                 |                 |              |                |
     |                 |                 |              |                |
 End User           End User          End User       End User         End User

     WHOLESALE DISTRIBUTORS

     We design and market our STARPLUS and Triad brands of products for sale through wholesale distributors. The distributors resell our products primarily to small local interconnect companies, dealers, and independent telephone companies. The interconnects and independent telephone companies in turn resell our products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors to sell our products more effectively and to provide the interconnects and independent telephone companies with technical assistance they may request with respect to installation, maintenance, and customer support.

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

     Distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target, and Power & Telephone Supply Company. Graybar accounted for 32% of our sales during 2000 and 41% in 1999. Alltel accounted for 12% of our sales during 2000 and 11% during 1999.

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

     We design and market our STARPLUS brand of products for sale through wholesale distributors. The distributors resell our products primarily to small local interconnect companies and independent telephone companies, which in turn resell our products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors to more effectively sell our products and to provide the interconnects and independent telephone companies with technical assistance in installation, maintenance, and customer support. Our STARPLUS line of products consists of electronic key telephones and STARPLUS DHS, DHSE, and DHSL lines.

     TRIAD DISTRIBUTORS AND DEALERS

     During 1998, we introduced our Triad line of digital telephone systems for sale through distributors to a limited number of authorized Triad dealers. The Triad product line includes a full array of digital telephone systems ranging from three lines and eight stations up to 384 ports, as well as voice messaging, ACD, CTI, and other products. The authorized Triad dealers must commit to minimum purchases of Triad products and must be trained and certified through our formal product and sales training program. Our goal is to encourage the Triad dealers to promote the Triad line to their customers as the preferred line of digital telephone systems. We provide the authorized Triad dealers with order fulfillment, marketing, sales, and product support services. We had approximately 136 authorized and active Triad dealers as of December 31, 2000.

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

     We increased the number of direct dealers that sell our INFINITE products from 100 at December 31, 1998 to approximately 166 at December 31, 2000. During 2000, however, we continued a program to upgrade and strengthen our dealer network. Under this program, we focused on selling to fewer, but larger and better-established, dealers. During 2000, we signed up approximately 44 large-volume, well-qualified new dealers and discontinued sales to approximately 40 dealers that have not provided a sufficient level of sales or support for our INFINITE line. The new dealers maintain large customer bases and possess the resources needed to provide quality sales presentations and support to their customers.

     IN-HOUSE SALES STAFF

     We have an in-house sales support staff of nine employees who provide dealers and distributors with order fulfillment, marketing, sales, and technical support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage with our dealer customers.

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

RESEARCH AND DEVELOPMENT; STRATEGIC ALLIANCES WITH LGE AND OTHER COMPANIES

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

     We conduct joint development activities with LGE for the design and development of hardware incorporated into some of our existing or planned telephone system and commercial grade telephone product lines. Under our joint development projects with LGE, we provide market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGE provides hardware research, design and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGE contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGE produces the finished goods developed under the alliance. As a result of this arrangement, we have been able to obtain access to LGE's research and development expertise and resources while controlling our capital expenditures for much of our product development efforts. In addition, our arrangement with LGE enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGE or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. See Item 1, "Business - Manufacturing" and Item 1, "Special Considerations - We rely on LGE as a strategic partner." We have successfully engaged in such projects with LGE in the past and believe that we will continue to have access to LGE's advanced hardware research and development capabilities as we develop new product lines.

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

MANUFACTURING

     We obtain our key telephone systems, some of our voice processing systems, and our full-featured commercial grade telephones under manufacturing arrangements with various third-party manufacturers, including LGE. We also purchase certain voice processing products from third parties on an OEM basis. Our agreements with the third-party manufacturers generally require the manufacturers to produce our products according to our technical specifications, to perform quality control functions or otherwise meet our quality standards for manufacturing, and to test or inspect the products prior to shipment. Under the manufacturing agreements, the manufacturers provide us with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform with the warranties within specified periods.

     We obtained a majority of our digital telephone systems, commercial grade telephones, and voice mail products from LGE, which owns the rights to produce this equipment. We purchase products manufactured by LGE in Korea on a purchase order basis. During 2000, we purchased $16.5 million of product from LGE, which represented 61% of our total purchases in 2000. LGE currently owns approximately 20.4% of our outstanding common stock. See Item 1, "Special Considerations - We rely on LGE as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGE's ownership interest in our company."

     We obtained all of our analog telephone systems and commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd., or LGST, a joint venture between LGE and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGST granted us the right to distribute and sell throughout the United States and Canada the products that LGST manufactures for us in Thailand. Our agreement with LGST prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. During 2000, we purchased $4.2 million of product from LGST, which represented 15.7% of our total purchases in 2000. See Item 1, "Special Considerations - We rely on LGE as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGE's ownership interest in our company."

     We also obtained some of our digital key telephone systems from Tecom Co., Ltd., a Republic of China company. Under an agreement with our company, Tecom granted us the right to sell and distribute throughout all of North and South America the products that Tecom manufactures for us. The term of the agreement with Tecom will remain in effect until either party gives the other party at least 120 days advance notice of termination. We make all purchases pursuant to the agreement on a purchase order basis.

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

     Prior to June 24, 1999, we operated our own repair center and performed repairs on certain of our products. On June 24, 1999, we sold the repair center and entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, we appointed the buyer as the exclusive authorized repair center for our products. We believe that this arrangement will enable us to continue to provide fast turn-around time and consistent quality of repairs without the overhead and other expenses associated with operating the repair facility. This arrangement also provides a sales outlet for selected refurbished products.

COMPETITION

     Markets for communications products are extremely competitive. We currently compete principally on the basis of the technical innovation and performance of our products, including their ease of installation and use, reliability, cost, and the technical support both before and after sales to end users. Our competitors for the sale of telephone systems and telephones include Avaya,

Inc., Nortel Networks Corporation, Toshiba Information Systems, Inc., Comdial Corporation, Panasonic Technologies, Inc., Iwatsu, Inter-Tel, Inc., and NEC Corporation.

     Competitors in the market for voice processing systems include Key Voice and Applied Voice Technology as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various original equipment manufacturer agreements. Competition in the interactive voice response market includes InterVoice-Brite, Inc., Edify Corporation, and Syntellect, Inc. Competitors in the market for IP telephony systems include Cisco Systems, Inc., Artisoft, Inc., 3Com Corporation, and AltiGen Communications, Inc.

     In the computer telephony market, we compete with many of the same companies indicated above. Some of our product lines compete with products and services provided by the regional Bell operating companies, or RBOCs, which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features through equipment located in the telephone company's central switching offices. Many competitors listed above are larger than the Company and therefore may have greater financial resources at their disposal.

PATENTS, TRADEMARKS, AND LICENSES

     As of December 31, 2000, we owned various U.S. patents. We intend to continue to seek patents on our inventions used in our products. The process of seeking patent protection can be expensive and can consume significant management resources. We believe that our patents strengthen our negotiating position with respect to future disputes that may arise regarding our technology. However, we believe that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents. We cannot assure you that patents will issue from our pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage.

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

     During 1999, we entered into a non-exclusive licensing agreement with Santa Barbara Connected Systems Corporation to acquire the licensing and manufacturing rights to certain of our voice processing systems. Since 1997, we had purchased these products from Connected Systems for private-labeled sales to our distribution partners and customers. By acquiring the licensing rights and having LGE manufacture these products for us, we obtained a more dependable source and better margins for several of our more popular products.

     We license from third parties the rights to the software included in certain of our products, including certain CTI and ACD products. These licenses generally give us a non-exclusive right to use and sell the licensed software included in our products during the term of the applicable agreement. We pay the licensors fees based on the number of units that we purchase from them.

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

GOVERNMENT REGULATION

     The U.S. government from time to time has imposed anti-dumping duties on some telephone products manufactured in some of the countries where our products are manufactured. Most recently, duties on certain of our products were phased out between 1997 and 2000. We cannot assure you that similar duties will not be imposed in the future on telephone products, including our products, manufactured in these or other foreign countries. The imposition of such additional duties on our products could have a material adverse effect our operating results.

EMPLOYEES

     As of February 28, 2001, we employed a total of 123 persons, all of which are full-time employees at our facilities in Scottsdale, Arizona, and Norcross, Georgia. This reflects a reduction from 143 full-time employees as of December 31, 1999. We made these reductions to allow us to have more flexibility in a fast changing business environment. Our current number of full-time employees includes 25 persons in engineering and product development; 41 in sales, marketing, and technical support; 21 in warehouse and distribution functions; and 36 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union in collective bargaining with us.

     Various third-party manufacturers provide the personnel engaged in the manufacture and assembly of our products in South Korea, Thailand, Taiwan, and the People's Republic of China under the agreements between the respective manufacturers and us.

EXECUTIVE OFFICERS

     The following table sets forth information concerning each of our executive officers as of March 23, 2001:

           NAME            AGE                    POSITION
           ----            ---                    --------
William J. Hinz........     55      Chairman of the Board
Gregory K. Roeper......     40      President, Chief Executive Officer, Chief
                                     Financial Officer, Secretary, and Director
Stephen L. Borcich.....     54      Vice President - Sales and Marketing
Kent R. Burgess........     54      Vice President - Product Development
Marc F. Niknam.........     42      Vice President - Engineering, Manufacturing,
                                    and Technical Support

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

     KENT R. BURGESS has served as Vice President - Product Development since April 2000. He has also held the positions of Executive Vice President, President of Vodavi-CT, and Senior Vice President - Business Operations. Prior to joining our company, Mr. Burgess was President of the Network Services Group, World Access, Inc., where he was responsible for the procurement, distribution, installation, and repair of Nortel and Lucent network switching systems. Mr. Burgess was a member of the senior management team, which launched our company in 1983. Mr. Burgess holds a Bachelor of Science degree in Business from Marshall University in Huntington, West Virginia.

     MARC F. NIKNAM has served as Vice President - Engineering, Manufacturing, and Technical Support since November 2000. Mr. Niknam is responsible for hardware and software development, manufacturing, quality assurance, and technical support. Prior to being named Vice President, he served as Executive Director of Manufacturing, Quality, Hardware Engineering, and Repair. From 1989 to 1993, Mr. Niknam served as Operation Manager in overseas factories. Prior to joining our company, Mr. Niknam was employed by Three Phoenix Co., Eaton corp., Tracor Applied Sciences Inc., and Honeywell. Mr. Niknam holds a Bachelor of Science degree in Electrical and Computer engineering and a Master of Science degree in Computer Science.

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

     Graybar accounted for 32% of our sales during 2000 and 41% during 1999. Accounts receivable from Graybar comprised approximately 41% of total accounts receivable at December 31, 2000. Alltel accounted for 12% of our sales during 2000 and 11% during 1999. Accounts receivable from Alltel comprised approximately 9% of total accounts receivable at December 31, 2000.

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

WE RELY ON LGE AS A STRATEGIC PARTNER.

     We rely on LGE to supply some of our key telephone systems, commercial grade telephones, and voice mail products as well as on LGE's engineering, hardware and circuit development, and manufacturing capabilities. We purchase a significant portion of our key telephone systems and commercial grade telephones from LGE and LGST, an affiliate of LGE. During 2000, we purchased $20.7 million of product from LGE and LGST, constituting approximately 76.7% of our total purchases in 2000. During 1999, we purchased $18.4 million of product from LGE and LGST, constituting approximately 65% of our total purchases in 1999. We currently obtain products from LGE and LGST on a purchase order basis and cannot provide assurance that we will be able to secure long-term manufacturing arrangements for the products we currently obtain from LGE and LGST. LGE has no formal commitments to support our business or operations.

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

WE DEPEND ON MANAGEMENT AND OTHER KEY PERSONNEL.

     Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management and technical personnel. Although we have employment agreements with William J. Hinz, our Chairman of the Board, and Gregory K. Roeper, our President and Chief Executive Officer, we do not have employment agreements with any of our other executive personnel. However, we maintain agreements with each of our officers and employees that prohibit them from disclosing confidential information obtained while employed with us. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect our business prospects. We cannot provide assurance that we will be able to retain our current personnel or that we will be able to attract and retain necessary additional personnel. Our internal growth and the expansion of our product lines will require additional expertise in such areas as software development, operational management, and sales and marketing. Such growth and expansion activities will increase further the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. Our failure to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for our success.

CERTAIN CONFLICTS OF INTEREST MAY ARISE AS A RESULT OF LGE'S OWNERSHIP INTEREST IN OUR COMPANY.

     LGE currently owns approximately 20.4% of our outstanding common stock. We obtain some of our digital telephone systems, commercial grade telephones, and voice mail products from LGE and obtain some of our analog telephone systems and most of our commercial grade telephone and replacement parts for such telephones from LGST, an affiliate of LGE. See Item 1, "Business - Manufacturing" and "Special Considerations -We rely on LGE as a strategic partner." As a result of LGE's direct ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGE and LGST. In order to mitigate such conflicts, all decisions with respect to such purchases will be made by our officers and reviewed by our directors who have no relationship with LGE.

     We, LGE, and some of our other stockholders are parties to a stockholders' agreement. At any time that we issue shares of our common stock in an amount representing 1% or more of our outstanding common stock, the stockholders' agreement gives LGE the right to purchase a sufficient number of shares from us as may be required to enable LGE to maintain the percentage of ownership of our common stock that existed immediately prior to such issuance.

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

THE ABSENCE OF AN ACTIVE TRADING MARKET, WHICH MAY OCCUR IF WE ARE REQUIRED TO DELIST OUR SHARES FROM NASDAQ, WOULD LIKELY MAKE OUR COMMON STOCK AN ILLIQUID INVESTMENT.

     The Nasdaq Stock Market has certain rules that must be met in order for a listed company to maintain its listing on the National Market System. We may be required to delist from Nasdaq if we fail to comply with those rules. If such events occur, we could apply for listing on the Nasdaq Small Cap Market if we meet the requirements of that market. Alternatively, market makers may choose to create a market for our common stock on the over-the-counter bulletin board. If that did not occur, our stock could be traded in the "pink sheets" maintained by the National Quotation Bureau. As a result, investors would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares.

RIGHTS TO ACQUIRE OUR COMMON STOCK COULD RESULT IN DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

     As of March 15, 2001, we had outstanding options to acquire 725,000 shares of our common stock at a weighted average exercise price of $3.68 per share. An additional 375,000 shares remain available for grant under our 1994 Stock Option Plan. In February 1999, we issued warrants to acquire an aggregate of 122,500 shares of common stock to the Company's former investor relations firm. Those warrants have exercise prices ranging from $4.00 to $6.50 per share. The Company terminated the agreement with the firm in November 2000, and the warrants will expire six months after that date in accordance with the terms of the original marketing agreement. During the terms of these options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options and warrants may adversely affect the terms on which we can obtain additional financing, and the holders of these options and warrants can be expected to exercise such options or warrants at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options or warrants.

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Approximately 1,273,330 restricted shares of common stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF THE ACQUISITION WOULD BE IN THE BEST INTEREST OF STOCKHOLDERS.

     We are  subject  to  provisions  under  Delaware  corporate  law that would require us to obtain certain approvals from our board of directors or stockholders in order to engage in a business combination with an interested stockholder under certain circumstances. Our Amended Certificate of Incorporation and Bylaws also contain a number of other provisions relating to corporate governance and to the rights of stockholders. These provisions

     * authorize our board of directors to fill vacancies on our board of directors;

     * authorize our board of directors to issue preferred stock in series with such voting rights and other powers as our board of directors may determine; and

     * require the affirmative vote of two-thirds of the directors then in office to approve:

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

     We lease, for a term ending in December 2004, approximately 19,500 square feet of space in Scottsdale, Arizona. This space is in turn sub-leased to a third party.

     We believe our facilities are adequate for our reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     On September 20, 1996, we and our subsidiary, Vodavi-CT, filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Vodavi-CT. The lawsuit alleged, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with our acquisition of Vodavi-CT in 1995; breached certain terms of their respective employment contracts with Vodavi-CT; converted certain corporate assets of Vodavi-CT; breached their fiduciary duties to Vodavi-CT; and misappropriated certain corporate opportunities for their own benefit. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit against Vodavi-CT and our company. The lawsuit alleged that Vodavi-CT breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment.

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

     On February 16, 2000, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, against our company and Gregory K. Roeper, our President and Chief Executive Officer (Case No. 1-00-CV-0410). The plaintiffs alleged that our company and Mr. Roeper violated federal securities laws, made false representations and omitted material facts, and breached fiduciary duties to the plaintiffs in connection with the repurchase of their shares of our common stock in the settlement described above. The plaintiffs were seeking an unspecified amount of compensatory and punitive damages as well as their expenses of litigation. In March 2000, we and Mr. Roeper filed responses denying the plaintiffs' allegations and asserting various affirmative defenses. We also filed motions to dismiss the complaint. In March 2001, all of the plaintiff's claims were dismissed by the court and we were given leave to amend our complaint and to assert claims against Mittel and Taslimi for breach of the agreement and for fraud.

     On November 9, 1998, Paradygm Communications, Inc. and R.C. Patel filed a lawsuit against our subsidiary, Vodavi Communications Systems, Inc., or VCS in the United States District Court, Northern District of Georgia, Atlanta Division (Civil Action File No. 1:98-CV-3637-WBH). The complaint alleges that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. Since filing the initial complaint, Paradygm has been permitted to add Vodavi-CT, Inc., an affiliate of our company, alleging that Vodavi-CT participated in the alleged fraudulent inducement of Mr. Patel. On March 24, 1999, the plaintiffs filed an amended compliant to add our subsidiary Vodavi-CT as an additional defendant. The amended complaint alleges claims against Vodavi-CT similar to those alleged in the original complaint. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties currently are conducting discovery. We are vigorously defending this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock has been quoted in the Nasdaq National Market under the symbol "VTEK" since October 6, 1995. The following table sets forth the high and low sales prices of our common stock on the Nasdaq National Market for the periods indicated.

                                                                 HIGH       LOW
                                                                 ----       ---
1998:
     First quarter...........................................   $4.50      $3.25
     Second quarter..........................................    3.97       2.75
     Third quarter...........................................    3.25       1.75
     Fourth quarter..........................................    3.50       1.81

1999:
     First quarter...........................................   $3.63      $2.06
     Second quarter..........................................    3.13       2.25
     Third quarter...........................................    3.00       2.16
     Fourth quarter..........................................    3.19       1.94

2000:
     First quarter...........................................   $7.31      $2.75
     Second quarter..........................................    4.50       1.00
     Third quarter...........................................    3.78       2.00
     Fourth quarter..........................................    2.44       1.00

2001:
     First quarter (through March 15, 2001)..................   $2.50      $1.06

     On March 15, 2001, the closing sales price of our common stock was $1.16 per share. As of March 15, 2001, there were 31 holders of record of our common stock.

     We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. In addition, our credit facility with GE Capital restricts our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

                                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       2000        1999        1998        1997        1996
                                                     -------     -------     -------     -------     -------
STATEMENT OF OPERATIONS DATA:
Revenue .........................................    $47,705     $49,811     $48,322     $47,675     $46,154
                                                     -------     -------     -------     -------     -------
Gross margin ....................................     17,503      17,886      15,802      15,667      15,312
Operating expenses ..............................     16,041      15,252      14,358      13,828      13,749
Asset impairment and restructuring charges ......         --          --          --         819       4,805
                                                     -------     -------     -------     -------     -------
Operating income (loss) .........................      1,462       2,634       1,444       1,020      (3,242)
Interest expense ................................        705         676         791         663         840
                                                     -------     -------     -------     -------     -------
Income (loss) before income taxes ...............        757       1,958         653         357      (4,082)
Provision for (benefit from) income taxes .......        309         718        (330)        142         327
                                                     -------     -------     -------     -------     -------
Net income (loss) ...............................    $   448     $ 1,240     $   983     $   215     $(4,409)
                                                     =======     =======     =======     =======     =======
Net income (loss) per share, diluted.............    $  0.10     $  0.29     $  0.23     $  0.05     $ (1.02)
                                                     =======     =======     =======     =======     =======
Weighted average shares outstanding, diluted.....      4,305       4,344       4,342       4,342       4,342
                                                     =======     =======     =======     =======     =======

                                                                         AS OF DECEMBER 31,
                                                     -------------------------------------------------------
                                                                          (IN THOUSANDS)
                                                       2000        1999        1998        1997        1996
                                                     -------     -------     -------     -------     -------
BALANCE SHEET DATA:
Assets:
  Current assets ................................    $19,938     $19,645     $16,766     $19,507     $16,591
  Property and equipment, net....................      2,033       2,356       2,663       2,616       2,465
  Goodwill, net .................................      1,772       1,906       2,244       2,395       2,547
  Other, net ....................................      1,152       1,307       1,169       1,146         815
                                                     -------     -------     -------     -------     -------
                                                     $24,895     $25,214     $22,842     $25,664     $22,418
                                                     =======     =======     =======     =======     =======
Liabilities:
  Current liabilities ...........................    $12,176     $13,208     $12,044     $15,743     $12,627
  Other long-term obligations....................        135         186         199         306         391
                                                     -------     -------     -------     -------     -------
Total liabilities ...............................     12,311      13,394      12,243      16,049      13,018
Stockholders' equity ............................     12,584      11,820      10,599       9,615       9,400
                                                     -------     -------     -------     -------     -------
                                                     $24,895     $25,214     $22,842     $25,664     $22,418
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

                                                   2000       1999       1998
                                                  ------     ------     ------
                                                    %          %          %
                                                  ------     ------     ------
Revenue.......................................     100.0%     100.0%     100.0%
Cost of goods sold............................      63.3%      64.0%      67.3%
                                                  ------     ------     ------
   Gross margin...............................      36.7%      36.0%      32.7%
Operating expenses:
Engineering and product development...........       3.6%       3.2%       3.7%
Selling, general, and administrative..........      30.0%      27.5%      26.0%
                                                  ------     ------     ------
Operating income..............................       3.1%       5.3%       3.0%
Other expense, net............................      (1.5)%     (1.4)%     (1.7)%
                                                  ------     ------     ------
Pretax income.................................       1.6%       3.9%       1.3%
Income tax expense (benefit)..................       0.7%       1.4%      (0.7)%
                                                  ------     ------     ------
Net income....................................       0.9%       2.5%       2.0%
                                                  ======     ======     ======

REVENUE

     Revenue in 2000 was approximately $47.7 million, a decrease of $2.1 million, or 4.2%, as compared to 1999 revenue of approximately $49.8 million. Sales for the INFINITE product line accounted for an increase of approximately $5.5 million, a 58% increase in sales of those products over 1999. The increase in INFINITE revenue is primarily due to the continued addition, beginning in fourth quarter of 1999, of large-volume, well-qualified new dealers. Triad revenue, our dealer focused channel through our wholesale distribution channel, increased 25% to $11.5 million for 2000 as compared to $9.2 million for 1999.

     Approximately $1.3 million of the increase in INFINITE sales is attributable to voice mail sales. Sales of our voice mail products increased due to the introduction of digital voice mail in early 1999 and sales incentives that we offered throughout 2000. These sales incentives encouraged the purchase of voice mail with key telephone systems, or bundling. Revenue for all of our voice processing products through all of our distribution channels increased by $418,000, or 4.3%, in 2000 to approximately $10.2 million.

     The decrease in total revenue during 2000 was partially due to the migration from our older digital key telephone systems, which we discontinued in January 2000, to our newer Triad and STARPLUS DHS systems, and the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, which replaced our 2600 series beginning in June 1999. Other factors included (a) a decision, during the first quarter of 2000, by one of our major wholesale distribution customers to reduce its inventory levels; (b) soft market conditions in the small- to mid-sized markets affecting our industry; and (c) the sale of repair center in the second quarter of 1999. Repair revenue was approximately $327,000 in 2000 as compared to $772,000 in 1999.

     Revenue in 1999 was approximately $49.8 million, an increase of $1.5 million, or 3.1%, over 1998 revenue of approximately $48.3 million. Sales for INFINITE product line accounted for an increase of approximately $1.9 million, a 25% increase in sales of those products over 1998. Approximately $1.5 million of the increase in INFINITE sales is attributable to voice mail sales. Revenue for all of our voice processing products through all of our distribution channels increase by $2.8 million, or 40%, in 1999 to approximately $9.7 million.

     The increase in total revenue during 1999 was partially offset by the migration from our older digital key telephone systems, which we discontinued in January 2000, to our newer Triad and DHS systems, as well as the migration of our commercial grade telephone to the 2700 series of commercial grade telephones, which replaced our 2600 series beginning in June 1999. These product migrations had a negative impact on our revenue. In addition, we sold our repair center in the second quarter of 1999. Repair revenue was approximately $772,000 in 1999 as compared with $1.5 million in 1998.

COST OF GOODS SOLD

     Gross margins increased to 36.7% of revenue in 2000 as compared with 36.0% in 1999. The improvement in gross margin is primarily due to the enhanced margins associated with our voice processing products and decreased import duties. The voice mail margin improvements are a direct result of the acquisition of the voice mail technology rights in early 1999 and the movement of the manufacturing overseas in late 1999. Additionally, sales of higher margin voice processing products increased to 21.3% of total revenue in 2000 from 19.5% of total revenue in 1999.

     Gross margins increased to 36.0% of revenue in 1999 as compared with 32.7 in 1998. The improvement in gross margin in 1999 was attributable to a number of factors, including changes in product mix as sales of higher-margin voice processing products increased to 19.5% of total revenue in 1999 from 14.4% of total revenue in 1998. Other factors include the elimination of expenses related to our repair center division, which we sold during the second quarter of 1999, negotiated discounts from our vendors, a decrease in import duties, decreased discounts provided to wholesale distributors, and increased participation in rebate programs provided by our vendors. During 1999, margins were also favorably impacted by our acquisition of the licensing and manufacturing rights to our "Talkpath" and "Dispatch" voice processing product lines from Connected Systems in May 1999.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased to approximately $1.7 million in 2000 as compared with $1.6 million in 1999. The increase was primarily due to salaries and related personnel costs associated with additional headcount and field trial expenses.

     Engineering and product development expenditures decreased to approximately $1.6 million in 1999 from $1.8 million in 1998. This decrease was due to the elimination of several engineering and product development positions within our company during fiscal 1998 as a result of the termination of a PBX development project.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses increased to approximately $14.3 million in 2000 as compared with $13.7 million in 1999. This increase is the net effect of a number of factors, including (a) continued investment in our sales force beginning in the second quarter of 1999; (b) an increase in professional fees; (c) an increase in the reserve for doubtful accounts receivable; (d) increased efforts in our marketing and sales programs; and (e) decreased expenses due to the sale of our repair center.

     Selling, general, and administrative expenses increased to approximately $13.7 million in 1999 as compared with $12.5 million in 1998. This increase is primarily a result of the addition of several new sales personnel and the completion of our executive management team. The increase can also be attributed to increased efforts in our marketing and sales programs.

INTEREST EXPENSE

     Interest expense remained relatively stable in 2000 as compared to 1999. Interest expense increased by $29,000 to $705,000 as compared to $676,000 in 1999.

     Interest expense decreased to approximately $676,000 in 1999 as compared with $791,000 in 1998. The $115,000 decrease can be attributed to decreased average borrowings during 1999 as a result of reduced levels of inventory throughout the year.

INCOME TAXES

     We have provided for income taxes using an effective rate of 40.8% in 2000, as compared with an effective rate of 36.7% in 1999 and a tax benefit of $330,000, or 50.5% in 1998. We utilized research and development tax credits of approximately $74,000 in 2000, $153,000 in 1999, and $509,000 in 1998, which favorably impacted the effective tax rate in each of those years.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash of approximately $564,000 at December 31, 2000. Our cash accounts are swept regularly and applied against our line of credit with GE Capital. Effective September 30, 1999, we negotiated an increase in our line of credit from $12.0 million to $15.0 million. The line of credit expires in April 2003 and bears interest at 2.5% over the 30-day commercial paper rate, a total of 9.15% at December 31, 2000. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, VCS, and are secured by substantially all of our assets. We had borrowings of approximately $6.3 million against our available operating line of credit at December 31, 2000, which represents a decrease of $2.4 million from borrowings of $8.7 million at December 31, 1999. At December 31, 2000, our eligible additional borrowing availability under the line of credit was approximately $4.2 million.

     The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our company without the consent of GE Capital. At December 31, 2000, we were in compliance with these covenants.

     Working capital increased to approximately $7.8 million at December 31, 2000 from approximately $6.5 million at December 31, 1999. This increase was attributable to (a) an increase in accounts receivable; (b) a decrease in line of credit; offset by (c) an increase in accounts payable; and (d) an increase in accrued liabilities. Our current ratio was 1.6 for 2000 as compared with 1.5 for 1999.

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

     On June 24, 1999, we sold our repair center division's net inventory, property, and other assets with a net book value of approximately $531,000. The buyer paid to us consideration of $100,000 in cash, a note receivable of
$200,000 that the buyer paid on July 31, 1999, and a note receivable of approximately $195,000 with monthly payments of approximately $16,000 for 12 months commencing August 1, 1999. All payments on the note were received by December 31, 2000. We also incurred liabilities of approximately $50,000 in connection with this transaction, which we paid in the fourth quarter of 1999. As part of this transaction, we entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, we appointed the buyer as the exclusive authorized repair center for our products.

     In October 1999, our board of directors approved the repurchase of up to 400,000 shares of our outstanding common stock over a six-month period, which was subsequently extended through June 2001. Financing for the repurchase is provided through our line of credit and proceeds from option exercises, as amended on October 31, 1999. During October 2000, we negotiated, with General Electric Capital Corporation, an extension to the stock repurchase period to June 30, 2001. As of December 31, 2000, we had repurchased 318,700 shares at a total cost of $759,000. This amount includes the repurchase of 210,000 shares of common stock in connection with the settlement of a lawsuit in early 2000. We have not made any further repurchases as of the filing date of this report. We are accounting for the repurchase program under the cost method.

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

IMPACT OF RECENTLY ISSUED STANDARDS

     On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION. Subsequent to its issuance the Staff elected to defer the required implementation date. The Company has adopted SAB 101 during the fourth quarter of 2000, effective January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 137), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company was required to adopt SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, as amended, did not have an impact on the Company's results of operations or financial position.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, related to the accounting for shipping and handling revenues and costs and their classification in the income statement. The consensus requires an entity to record all shipping and handling billed to customers as revenue. It also states that the classification of shipping and handling costs is an accounting policy decision subject to appropriate disclosure. The Company has adopted EITF 00-10 concurrent with SAB 101 as discussed above. Additionally, a reclassification of 1999 and 1998 amounts within the income statement has been made to conform with the requirements of EITF 00-10.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30 day commercial prime rate, a total of 9.15% at December 31, 2000. The principal of loans under this line of credit is due in April 2003. At December 31, 2000, we had outstanding borrowings on the line of credit of approximately $6.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2001 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

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

     None

(c)  EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
------                              -------
3.1       Amended Certificate of Incorporation of the Registrant(l)
3.2       Amended and Restated Bylaws of the Registrant(l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share(1)
4.3 Common Stock Purchase Warrant dated February 22, 1999, issued to Continental Capital & Equity Corporation (4)
10.2      Security   Agreement  dated  as  of  April  11,  1994  between  Vodavi
          Communications    Systems,   Inc.   and   General   Electric   Capital
          Corporation(l)

10.3 Stock Pledge and Security Agreement dated as of April 11, 1994 between the Registrant and General Electric Capital Corporation(l)
10.7 Patent Collateral Assignment Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.8 Trademark Security Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.9      Vodavi Technology,  Inc. Second Amended and Restated 1994 Stock Option
          Plan(4)
10.10 Stockholders' Agreement among the Registrant, V Technology Holdings Corp., GoldStar Telecommunication Co., Ltd., The Sherman Group, The Opportunity Fund, Steven A. Sherman, and Glenn R. Fitchet, dated March 28, 1994, and Amendment Agreement dated April 5, 1995(1)
10.12 Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and Vodavi Communication Systems, a division of Executone Information Systems, Inc.(l)
10.13 Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc.(l)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd.(2)
10.15 Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.(l)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc.(3)
10.23     Amended  and  Restated  Credit  Agreement  dated as of April 11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997(2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation(2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.33 Consulting Agreement dated as of December 5, 1997 between Vodavi Technology, Inc. and Steven A. Sherman(4)
10.34 Bill of Sale and Assignment dated June 24, 1999, between Vodavi Communications Systems, Inc. and Aztec International LLC.(5)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC(5)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc.(5)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc.(5)
10.38 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(6)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc.(7)
10.41 Employment Agreement dated October 1, 1999, between Gregory K. Roeper and Vodavi Technology, Inc.(7)
10.42     Second  Amendment  to Amended  and  Restated  Credit  Agreement  dated
          October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(7)
10.43 Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(8)
21        List of Subsidiaries
23.1      Consent of Arthur Andersen LLP

----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 31, 1998 and as amended on Form 10-K/A filed on April 30, 1998.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 27, 2000.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VODAVI TECHNOLOGY, INC.


Date: March 23, 2001                    By: /s/ Gregory K. Roeper
                                            ------------------------------------
                                            Gregory K. Roeper
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, and
                                            Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       SIGNATURE                          TITLE                       DATE
       ---------                          -----                       ----

/s/ William J. Hinz         Chairman of the Board                 March 23, 2001
-------------------------
William J. Hinz



/s/ Gregory K. Roeper       President, Chief Executive Officer,   March 23, 2001
-------------------------   Chief Financial Officer, Secretary,
Gregory K. Roeper           and Director (Principal Executive
                            Officer)


/s/ Tai Hyun                Director                              March 23, 2001
-------------------------
Tai Hyun



/s/ Gilbert H. Engels       Director                              March 23, 2001
-------------------------
Gilbert H. Engels



/s/ Stephen A McConnell     Director                              March 23, 2001
-------------------------
Stephen A McConnell



/s/ Emmett E. Mitchell      Director                              March 23, 2001
-------------------------
Emmett E. Mitchell

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----

Report of Independent Public Accountants..................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............   F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.......................................   F-4

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2000, 1999 and 1998........................   F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998........................................   F-6

Notes to Consolidated Financial Statements................................   F-7

Report of Independent Public Accountants..................................   S-1

Schedule II -- Valuation and Qualifying Accounts..........................   S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vodavi Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Vodavi Technology, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                      /s/ Arthur Andersen LLP

Phoenix, Arizona
  February 2, 2001 (except with respect
  to the matter discussed in Note 9, as
  to which the date is March 13, 2001)

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                                             December 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
                                     Assets

Current Assets:
  Cash                                                                   $    564       $  1,528
  Accounts receivable, net of reserves for doubtful accounts
    and sales returns of $1,582 in 2000 and $1,239 in 1999                 11,797         10,177
  Inventories                                                               6,707          6,903
  Prepaid expenses and other                                                  870          1,037
                                                                         --------       --------

        Total current assets                                               19,938         19,645

Property and Equipment, net                                                 2,033          2,356

Goodwill, net                                                               1,772          1,906

Other Long-Term Assets, net                                                 1,152          1,307
                                                                         --------       --------
                                                                         $ 24,895       $ 25,214
                                                                         ========       ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                       $  1,374       $  1,342
  Accrued liabilities                                                       1,302          1,074
  Accrued rebates                                                             859            472
  Payable to related parties                                                2,382          1,648
  Revolving credit facility borrowings                                      6,259          8,672
                                                                         --------       --------

        Total current liabilities                                          12,176         13,208
                                                                         --------       --------

Other Long-Term Obligations                                                   135            186
                                                                         --------       --------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
   no shares issued or outstanding                                             --             --
  Common stock, $.001 par value, 10,000,000 shares authorized;
   4,553,488 and 4,342,238 shares issued at December 31, 2000
   and 1999, respectively                                                       5              4
  Additional paid-in capital                                               13,363         12,334
  Accumulated deficit                                                         (25)          (473)
  Treasury stock, at cost; 318,700 and 16,800 shares
    at December 31, 2000 and 1999, respectively                              (759)           (45)
                                                                         --------       --------
                                                                           12,584         11,820
                                                                         --------       --------
                                                                         $ 24,895       $ 25,214
                                                                         ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                                Years Ended December 31,
                                                        --------------------------------------
                                                          2000           1999           1998
                                                        --------       --------       --------
Revenue, net                                            $ 47,705       $ 49,811       $ 48,322

Cost of Goods Sold (including products acquired
 from related parties (LGE) of $20,600, $18,800,
 and $18,000, respectively)                               30,202         31,925         32,520
                                                        --------       --------       --------

        Gross margin                                      17,503         17,886         15,802

Operating Expenses:
  Engineering and product development                      1,742          1,568          1,816
  Selling, general and administrative                     14,299         13,684         12,542
                                                        --------       --------       --------

Operating Income                                           1,462          2,634          1,444

Interest Expense                                             705            676            791
                                                        --------       --------       --------

Income Before Income Taxes                                   757          1,958            653

Provision for (Benefit from) Income Taxes                    309            718           (330)
                                                        --------       --------       --------

Net Income                                              $    448       $  1,240       $    983
                                                        ========       ========       ========

Basic Earnings per Share                                $    .10       $    .29       $    .23
                                                        ========       ========       ========

Diluted Earnings per Share                              $    .10       $    .29       $    .23
                                                        ========       ========       ========

Weighted Average Shares Outstanding - Basic                4,273          4,340          4,342
                                                        ========       ========       ========

Weighted Average Shares Outstanding - Diluted              4,305          4,344          4,342
                                                        ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
IN THOUSANDS EXCEPT SHARE AMOUNTS

                                              Common Stock        Additional                   Treasury Stock
                                         ----------------------    Paid-In     Accumulated    ----------------
                                         Shares Issued   Amount    Capital       Deficit      Shares     Value      Total
                                         -------------   ------    -------       -------      ------     -----      -----
Balance, December 31, 1997                4,342,238       $  4     $12,308       $(2,696)          --    $  --     $ 9,616
 Net income                                      --         --          --           983           --       --         983
                                          ---------       ----     -------       -------     --------    -----     -------

Balance, December 31, 1998                4,342,238          4      12,308        (1,713)          --       --      10,599
 Net income                                      --         --          --         1,240           --       --       1,240
 Purchase of common stock                        --         --          --            --      (16,800)     (45)        (45)
 Warrants issued                                 --         --          26            --           --       --          26
                                          ---------       ----     -------       -------     --------    -----     -------

Balance, December 31, 1999                4,342,238          4      12,334          (473)     (16,800)     (45)     11,820
 Net income                                      --         --          --           448           --       --         448
 Purchase of common stock                        --         --          --            --     (301,900)    (714)       (714)
 Options exercised                          211,250          1         836            --           --       --         837
 Tax benefit on stock option exercises           --         --         193            --           --       --         193
                                          ---------       ----     -------       -------     --------    -----     -------

Balance, December 31, 2000                4,553,488       $  5     $13,363       $   (25)    (318,700)   $(759)    $12,584
                                          =========       ====     =======       =======     ========    =====     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
IN THOUSANDS

                                                                                 Years Ended December 31,
                                                                           ---------------------------------------
                                                                              2000           1999           1998
                                                                           ---------      ---------      ---------
Cash Flows from Operating Activities:
  Net income                                                               $     448      $   1,240      $     983
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                940            830            765
    Tax benefit on stock option exercises                                        193             --             --
    Provision for doubtful accounts                                              628            589            451
    Deferred taxes                                                               154           (162)           163
    Rent equalization                                                            (51)           (13)            17
    Loss on sale of repair center division                                        --             86             --
  Changes in working capital:
    Accounts receivable, net                                                  (2,362)        (1,898)           475
    Inventories                                                                  196           (627)         1,769
    Prepaid expenses and other                                                   167           (338)           209
    Other long-term assets                                                      (191)           462           (219)
    Accounts payable and payables to related parties                             766            635         (1,965)
    Accrued liabilities and accrued rebates                                      615           (307)          (562)
                                                                           ---------      ---------      ---------
          Net cash flows provided by operating activities                      1,503            497          2,086
                                                                           ---------      ---------      ---------
Cash Flows from Investing Activities:
  Cash paid for license agreement                                                 --           (500)            --
  Cash paid to acquire property and equipment                                   (291)          (387)          (629)
  Net proceeds from disposition of repair center
    division                                                                      --             50             --
  Cash received on notes receivable                                              114            281             --
                                                                           ---------      ---------      ---------
          Net cash flows used in investing activities                           (177)          (556)          (629)
                                                                           ---------      ---------      ---------
Cash Flows from Financing Activities:
  Net borrowings (payments) on revolving credit facility                      (2,413)           961           (917)
  Payments on capital leases                                                      --           (125)          (378)
  Purchase of common stock                                                      (714)           (45)            --
  Stock options exercised                                                        837             --             --
                                                                           ---------      ---------      ---------
          Net cash flows provided by (used in) financing activities           (2,290)           791         (1,295)
                                                                           ---------      ---------      ---------

Change in Cash                                                                  (964)           732            162

Cash, beginning of period                                                      1,528            796            634
                                                                           ---------      ---------      ---------

Cash, end of period                                                        $     564      $   1,528      $     796
                                                                           =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   NATURE OF BUSINESS

     Vodavi Technology, Inc., a Delaware corporation, and subsidiaries (the Company), designs, develops, markets, and supports a broad range of business telecommunications solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications. The Company markets its products primarily in the United States as well as in foreign countries through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel. The Company's sales efforts have been concentrated on major wholesale distributors as well as a direct dealer network. During 2000, 1999, and 1998, sales to the Company's largest distributor accounted for 32%, 41%, and 39% of total revenues, respectively. During 2000, 1999, and 1998, sales to the Company's second largest customer accounted for an additional 12%, 11%, and 12% of total revenues, respectively. Accounts receivable from these two largest distributors comprise 50% and 45% of total accounts receivable as of December 31, 2000 and 1999, respectively.

     The Company currently obtains most of its products from manufacturers located in South Korea, Thailand, Taiwan, and the People's Republic of China. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. Certain of these purchases are made from related parties (see Note 6).

     b.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vodavi Technology, Inc. and its wholly owned subsidiaries Vodavi Communications Systems, Inc. (VCS), and Vodavi-CT, Inc. (Vodavi-CT), formerly known as Enhanced Systems, Inc. (together herein referred to as the Company). All material intercompany transactions have been eliminated in consolidation.

     c.   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     d.   INVENTORIES

     Inventories consist primarily of purchased products from manufacturers and are stated at the lower of cost (first-in, first-out method) or market. For these items, the Company takes title to products when they are finished goods. The tooling and manufacturing equipment included within property and equipment below is owned by the Company and used by third party manufacturers.

     e.   IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

     f.   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Property and equipment and the related useful lives consist of the following as of December 31, 2000 and 1999, respectively.

                                         Useful Life
                Type of Asset              in Years       2000        1999
                -------------              --------    ---------    ---------

     Office and computer equipment            5        $   2,741    $   2,423
     Furniture and fixtures                   10             346          345
     Tooling and manufacturing equipment     5-8           1,693        1,636
     Property and equipment in progress       --              --           85
                                                       ---------    ---------
                                                           4,780        4,489
     Less - accumulated depreciation                      (2,747)      (2,133)
                                                       ---------    ---------
                                                       $   2,033    $   2,356
                                                       =========    =========

     Depreciation expense was $614,000, $604,000, and $582,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

     g.   GOODWILL

     Goodwill represents the cost in excess of the estimated fair values of tangible assets and liabilities acquired. Goodwill is being amortized on the straight-line method over 20 years. Amortization expense was $134,000, $141,000, and $151,000, for the years ended December 31, 2000, 1999, and
     1998, respectively. Accumulated amortization was $903,000 and $769,000 at December 31, 2000 and 1999, respectively.

     h.   OTHER LONG TERM ASSETS

     Included in other long-term assets is a licensing agreement the Company entered into in 1999 to acquire the licensing and manufacturing rights to certain product lines for $500,000. This agreement is being amortized utilizing a useful life of three years. Amortization expense related to this asset was $167,000 and $42,000 for the years ended December 31, 2000 and 1999 respectively.

     The remaining balance in other long-term assets is comprised of deferred tax assets and various other assets which are being amortized over their remaining useful lives.

     i.   INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the asset and liability method, deferred taxes are provided based on the estimated future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     j.   REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Additionally, revenue from custom software is recognized upon substantial completion of the Company's obligation. Revenue from extended maintenance contracts is recognized over the lives of the respective contracts, generally twelve months.

     k.   EARNINGS PER SHARE

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

     A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

                                             2000        1999        1998
                                            -------     -------     -------
                                         (in thousands, except per share data)

     Net Income                             $   448     $ 1,240     $   983
                                            =======     =======     =======

     Weighted average common shares for
       basic earnings per share               4,273       4,340       4,342

     Effect of dilutive stock options(1)         32           4          --
                                            -------     -------     -------

     Weighted average common shares for
       diluted earnings per share             4,305       4,344       4,342
                                            =======     =======     =======

     Basic earnings per share               $  0.10     $  0.29     $  0.23
                                            =======     =======     =======

     Diluted earnings per share             $  0.10     $  0.29     $  0.23
                                            =======     =======     =======

     (1) Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 328,000,
          537,300 and 592,400 shares had an exercise price greater than the average market price during the years ended December 31, 2000, 1999 and 1998, respectively, and therefore did not enter into the earnings per share calculation.

     l.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable, accounts payable, payable to related parties, and accrued liabilities approximate fair values due to the short-term maturities of these instruments. As the revolving credit facility bears a variable interest rate at 2.5% over the 30 day commercial paper rate, the carrying value approximates fair value.

     m.   SEGMENTS

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

     n.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION. Subsequent to its issuance the Staff elected to defer the required implementation date. The Company has adopted SAB 101 during the fourth quarter of 2000, effective January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 137), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company was required to adopt SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, as amended, did not have an impact on the Company's results of operations or financial position.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, related to the accounting for shipping and handling revenues and costs and their classification in the income statement. The consensus requires an entity to record all shipping and handling billed to customers as revenue. It also states that the classification of shipping and handling costs is an accounting policy decision subject to appropriate disclosure. The Company has adopted EITF 00-10 concurrent with SAB 101 as discussed above. Additionally, a reclassification of 1999 and 1998 amounts within the income statement has been made to conform with the requirements of EITF 00-10. The Company has elected to account for shipping and handling costs as a component of costs of goods sold.

2.   REVOLVING CREDIT FACILITY

     As of December 31, 2000, the Company had a $15.0 million revolving credit facility with a financial institution. Available borrowings under the facility are based on inventory and accounts receivable. Interest is payable monthly at a variable rate based on commercial paper plus 2.5% (9.15% and 8.05% at December 31, 2000 and 1999, respectively). The credit facility expires in April 2003 and is secured by substantially all of the Company's assets. At December 31, 2000, $6.3 million was outstanding on the revolving credit facility with an additional $4.2 million available for use.

     The credit agreement contains certain financial covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of the financial institution. At December 31, 2000, the Company was in compliance with these financial covenants.

3.   COMMITMENTS AND CONTINGENCIES

     a.   LEGAL MATTERS

     On September 20, 1996, the Company and its subsidiary, Vodavi-CT, filed a lawsuit against Michael Mittel and Fereydoun Taslimi, former officers and directors of Vodavi-CT. The lawsuit alleged, among other things, that Messrs. Mittel and Taslimi violated federal and Arizona securities laws and engaged in fraudulent activities in connection with the Company's acquisition of Vodavi-CT in 1995; breached certain terms of their respective employment contracts with Vodavi-CT; converted certain corporate assets of Vodavi-CT; breached their fiduciary duties to Vodavi-CT; and misappropriated certain corporate opportunities for their own benefit. On September 24, 1996, Messrs. Mittel and Taslimi filed a lawsuit against Vodavi-CT and the Company. The lawsuit alleged that Vodavi-CT breached Messrs. Mittel's and Taslimi's respective employment agreements by terminating their employment.

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

     In January 2000, the Company entered into a settlement agreement with Messrs. Mittel and Taslimi. Under the agreement, the parties executed mutual releases and the Company repurchased 210,000 shares of its common stock from Messrs. Mittel and Taslimi for an aggregate of $499,800.

     On February 16, 2000, Messrs. Mittel and Taslimi filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Company and Gregory K. Roeper, its President and Chief Executive Officer (Case No. 1-00-CV-0410). The plaintiffs alleged that the Company and Mr. Roeper violated federal securities laws, made false representations and omitted material facts, and breached fiduciary duties to the plaintiffs in connection with the repurchase of their shares of the Company's common stock in the settlement described above. The plaintiffs were seeking an unspecified amount of compensatory and punitive damages as well as their expenses of litigation. In March 2000, the Company and Mr. Roeper filed responses denying the plaintiffs' allegations and asserting various affirmative defenses. We also filed motions to dismiss the complaint. On March 13, 2001, all of the plaintiff's claims were dismissed by the court and we were given leave to amend our complaint and to assert claims against Mittel and Taslimi for breach of the agreement and for fraud (see Note 9).

     On November 9, 1998, Paradygm Communications, Inc. (Paradygm) and R.C. Patel (Patel) filed a lawsuit against the Company's wholly owned subsidiary VCS in the Superior Court of Gwinnett County, Georgia (Case No. 98A87446). The complaint alleges that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the compliant denying the foregoing allegations, asserting that the compliant fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. Since filing the initial complaint, Paradygm has been permitted to add Vodavi-CT alleging that Vodavi-CT participated in the alleged fraudulent inducement of Mr. Patel.

     On December 21, 1998, the case was removed from the Superior Court to the United States District Court for the Northern District of Georgia - Atlanta Division. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties are currently conducting discovery. The Company is vigorously defending this lawsuit. As the Company cannot reasonably estimate the likelihood or amount of any potential ultimate exposure with respect to this matter, no provision has been made in its consolidated financial statements.

     From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.

     b.   OPERATING LEASES

     The Company has entered into long-term operating lease agreements for all of its office and warehouse facilities. Minimum payments under the Company's lease agreements are as follows:

     Years Ending
     December 31,                                             Operating Leases
     ------------                                             ----------------
                                                               (in thousands)

        2001                                                       $  1,206
        2002                                                            317
        2003                                                            179
        2004                                                            179
                                                                   --------
        Total Minimum lease commitments                               1,881
        Total minimum noncancellable sublease rentals                  (738)
                                                                   --------
                                                                   $  1,143
                                                                   ========

     Certain of the Company's lease agreements provide for initial periods of free or discounted rental payments, therefore the rent expense, prior to sub-lease rentals, is recognized on a straight-line basis and was $1,112,000, $1,112,000, and $1,107,000 for the years ended December 31,
     2000, 1999, and 1998, respectively. The difference between rent expensed and paid is included in other long-term obligations.

     c.   ROYALTIES

     VCS acquires certain proprietary components from a third party under the terms of a license agreement which expires in 2014. Under the terms of the agreement, VCS will pay a 5.3% royalty over the manufactured cost of all products utilizing the proprietary components. Total royalties related to this agreement were $41,000, $161,000, and $264,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has discontinued manufacturing the line of products that use this licensed technology.

     d.   401(k) PROFIT SHARING PLAN

     The Company  sponsors a profit  sharing plan (the 401(k) Plan)  pursuant to
     Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $76,000, $68,000, and $70,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

4.   STOCKHOLDERS' EQUITY

     a.   TREASURY STOCK

     In the fourth quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program authorized by the Company's Board of Directors in October 1999. That program authorized the Company to purchase up to 400,000 common shares over a six-month period, which was subsequently extended through June 2001, on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. As of December 31, 2000, 318,700 shares (including those discussed in Note 3) had been repurchased at an aggregate cost of $759,000.

     b.   WARRANTS

     In February 1999, pursuant to a marketing agreement with its former investor relations firm, the Company issued warrants for 122,500 shares of the Company's common stock at prices between $4.00-$6.50 per share. The Company valued these warrants at $26,000 utilizing the Black-Scholes option pricing model, and amortized this amount to expense over the 12-month period of the initial agreement. The Company terminated their agreement with the firm in November 2000 and the warrants will expire six months after that date in accordance with the terms of the original marketing agreement.

     c.   VODAVI TECHNOLOGY, INC. 1994 STOCK OPTION PLAN

     The Vodavi Technology, Inc. 1994 Stock Option Plan (the Plan), as amended, provides for the granting of (a) options to purchase shares of the Company's common stock, (b) stock appreciation rights, (c) shares of the Company's common stock, or (d) other cash awards related to the value of the Company's common stock. Under the Plan, options and other awards may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. The Plan also includes an automatic program under which nonqualified options are automatically granted to the Company's nonemployee directors. If any options terminate or expire without having been exercised in full, the stock underlying such options will again be available for grant under the Plan. In June 2000, shareholders approved an increase in the number of shares that may be issued under the plan from 850,000 to 1,100,000. The Plan expires in 2004.

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

     The expiration date, maximum number of shares purchasable, and the other provisions of the options are established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of the Company's stock) of the fair market value of the common stock at the time of the grant.

     The following summarizes activity under the Plan for the years ended:

                                 December 31, 2000         December 31, 1999         December 31, 1998
                               ---------------------     ---------------------     ---------------------
                                            Weighted                  Weighted                  Weighted
                                             Average                   Average                   Average
                                Number      Exercise      Number      Exercise      Number      Exercise
                              of Options      Price       Options       Price     of Options      Price
                               ---------     -------     ---------     -------     ---------     -------
     Options outstanding at
       beginning of period       779,800     $  4.03       592,400     $  4.88       816,900     $  4.80
         Granted                 179,500        2.72       267,500        2.62       157,500        3.90
         Forfeited               (81,800)       4.30       (80,100)       4.95      (382,000)       4.42
         Exercised              (152,500)       4.00            --          --            --          --
                               ---------     -------     ---------     -------     ---------     -------
     Options outstanding at
       end of period             725,000     $  3.68       779,800     $  4.03       592,400     $  4.88
                               =========     =======     =========     =======     =========     =======
     Options available for
       grant                     375,000                    70,200                   257,600
                               =========                 =========                 =========
     Exercisable at end of
       period                    334,125     $  4.60       384,100     $  4.83       327,325     $  4.99
                               =========     =======     =========     =======     =========     =======
     Weighted average fair
       value of options
       granted                               $  1.80                   $  1.69                   $  2.43
                                             =======                   =======                   =======

                                          Options Outstanding                  Options Exercisable
                                ----------------------------------------    -------------------------
                                                 Weighted
                                                  Average
                                   Number        Remaining    Weighted         Number       Weighted
                                Outstanding at  Contractual    Average     Exercisable at    Average
                                 December 31,     Life (in     Exercise     December 31,    Exercise
     Range of Exercise Prices       2000           years)       Price           2000          Price
     ------------------------    -----------     ----------    --------      -----------    --------
           $1.16 - $2.88           397,000          8.80         $2.57         70,000         $2.57
           $3.00 - $4.75           153,000          6.55         $4.12         99,125         $3.99
           $5.03 - $7.00           175,000          6.16         $5.79        165,000         $5.83

     The Company has elected to account for its stock-based compensation plans under APB Opinion (APB) No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Accordingly, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. Entities electing to account for options under APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999 and 1998, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             Years Ended December 31,
                                        ----------------------------------
                                          2000         1999         1998
                                        --------     --------     --------
     Risk free interest rate              6.14%        5.23%        5.50%
     Expected dividends                   none         none         none
     Expected lives in years               4.9          4.8            5
     Expected volatility                 78.09%       71.62%       70.09%

     If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting, the Company's net income and earnings per share would have been reported as follows:

                                             Years Ended December 31,
                                        ----------------------------------
                                          2000         1999         1998
                                        --------     --------     --------
                                      (in thousands, except per share amounts)

     Net income:
       Pro forma                        $    479     $  1,035     $    806
                                        --------     --------     --------
     Earnings per share:
       Pro forma - basic                     .11          .24          .19
       Pro forma - diluted                   .11          .24          .19

     Pursuant to a separation agreement, on February 20, 1998, the Company issued options for 58,750 shares of the Company's common stock at $4.00 per share. The options were exercised in full in the first quarter of 2000.

5.   INCOME TAXES

     The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

                                          2000         1999         1998
                                        --------     --------     --------
                                                  (in thousands)

     Current                            $    463     $    808     $   (167)
     Deferred                               (154)         (90)        (163)
                                        --------     --------     --------
                                        $    309     $    718     $   (330)
                                        ========     ========     ========

     The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of the net deferred income tax asset at December 31, 2000 and 1999, were as follows:

                                                        2000        1999
                                                      --------     -------
                                                          (in thousands)
     Deferred tax assets:
       Receivable reserves                            $    268     $   205
       UNICAP adjustment                                    84          88
       Other accruals                                      472         413
       Research and development credit                     197         219
                                                      --------     -------
                                                         1,021         925
     Deferred tax liabilities:
       Depreciation and amortization differences          (286)       (344)
                                                      --------     -------

     Net deferred tax asset                           $    735     $   581
                                                      ========     =======

     Reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                              2000       1999       1998
                                             ------     ------     ------
     Federal statutory tax rate                34.0%      34.0%      34.0%
     State taxes, net                           3.3        3.0        4.6
     Research and development tax credits     (13.9)     (10.0)     (93.4)
     Non-deductible expenses and other
       permanent differences                   17.4        9.7        4.3
                                             ------     ------     ------
                                               40.8%      36.7%     (50.5)%
                                             ======     ======     ======

     The Company has estimated that it generated $74,000 in research and development tax credits during 2000. A portion of the federal tax credit is not available for cash flow purposes until after October 1, 2001. The realization of these deferred tax assets will depend on future income. The Company believes that operating income will more likely than not be sufficient to fully realize the net deferred tax asset at December 31, 2000 of $735,000.

     The Company has estimated that it generated $153,000 in research and development tax credits during 1999. Upon completion of the current research and development tax credit analysis, the Company plans to amend its 1999 tax return to reflect the benefit of the research and development credit.

6.   RELATED PARTIES TRANSACTIONS

     LG Electronics Inc. (LGE), the Company's principal supplier, owned approximately 20.4% of the Company's outstanding common stock at December 31, 2000. The Company purchased approximately $20.7 million, $18.4 million, and $16.3 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2000, 1999, and 1998, respectively. Management believes that the purchases from LGE and its affiliate approximate terms which would be charged to non-related parties.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                             2000       1999       1998
                                            -------    -------    -------
                                                    (in thousands)

     Interest                               $   705    $   676    $   791
     Income taxes                               368        677         58

     On June 24, 1999, the Company sold its repair center division's net inventory, property, and other assets with a net book value of $531,000. The buyer paid consideration of $100,000 cash, a note receivable of $200,000 (paid on July 31, 1999) and a note receivable of $195,000 with monthly payments of approximately $16,000 for twelve months commencing August 1, 1999. This note was paid in full, according to the terms, as of December 31, 2000. The Company also incurred liabilities of $50,000 in connection with this transaction, which were paid in the fourth quarter of 1999. The Company recorded a loss of $86,000 in connection with the sale. As part of this transaction, the Company entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, the Company appointed the buyer as the exclusive authorized repair center for the Company's products.

     Supplemental schedule of non-cash activities for the sale of the repair center division is as follows:

                                                                   1999
                                                                 --------
                                                              (in thousands)

     Carrying amount of net assets sold                          $    531
     Notes receivable from buyer                                     (395)
     Loss on sale                                                     (86)
                                                                 --------
        Net cash proceeds from disposition
          of repair center division                              $     50
                                                                 ========

     The Company also issued warrants to an investor relations firm during 1999, which were valued utilizing the Black-Scholes option pricing model. This calculation resulted in a value of $26,000, which was amortized over twelve months.

8.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED):

                                 First    Second     Third     Fourth
                                Quarter   Quarter   Quarter   Quarter    Year
                                -------   -------   -------   -------   -------
                                     (thousands, except per share amounts)
     2000

      Revenue, net              $ 9,603   $13,158   $13,190   $11,754   $47,705

      Gross margin                3,593     4,771     4,895     4,244    17,503

      Income (loss) before
       income taxes                (603)      692       808      (140)      757

      Provision for (benefit
       from) income taxes          (222)      266       311       (46)      309

      Net income (loss)            (381)      426       497       (94)      448

      Diluted earnings (loss)
       per share                  (0.09)     0.10      0.12     (0.02)     0.10

                                 First    Second     Third     Fourth
                                Quarter   Quarter   Quarter   Quarter    Year
                                -------   -------   -------   -------   -------
                                     (thousands, except per share amounts)
     1999

        Revenue, net            $11,434   $12,758   $14,161   $11,458   $49,811

        Gross margin              3,838     4,449     5,028     4,571    17,886

        Income before income
         taxes                      388       365       974       231     1,958

        Provision for income
         taxes                      149       133       365        71       718

        Net income                  239       232       609       160     1,240

        Diluted earnings
          per share                0.06      0.05      0.14      0.04      0.29

9.   SUBSEQUENT EVENTS

     In March 2001,  all of Mittel's and Taslimi's  claims (as discussed in Note
     3) were dismissed by the court and the Company was given leave to amend its complaint and to assert claims against Mittel and Taslimi for breach of the agreement and for fraud.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vodavi Technology, Inc. and subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Vodavi Technology, Inc. and Subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated February 2, 2001 (except with respect to the matter discussed in Note 9, as to which the date is March 13, 2001). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included at page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      /s/ Arthur Andersen LLP

Phoenix, Arizona
February 2, 2001

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                  IN THOUSANDS

                                                   2000       1999       1998
                                                  -------    -------    -------
Reserve for doubtful accounts and sales returns:
  Balance at beginning of year                    $ 1,239    $   674    $   249
  Provision                                           628        589        451
  Write-offs                                         (285)       (24)       (26)
                                                  -------    -------    -------
  Balance at end of year                          $ 1,582    $ 1,239    $   674
                                                  =======    =======    =======

Restructuring reserve:
  Balance at beginning of year                    $    --    $    94    $   702
  Provision                                            --         --         --
  Payments                                             --        (94)      (608)
                                                  -------    -------    -------
  Balance at end of year                          $    --    $    --    $    94
                                                  =======    =======    =======