Form 10-K/A
period 2000-12-31
VODAVI TECHNOLOGY INC
filed 2001-04-30
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

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

Documents  incorporated by reference: None

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K/A

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.   BUSINESS....................................................    1
     ITEM 2.   PROPERTIES..................................................   18
     ITEM 3.   LEGAL PROCEEDINGS...........................................   18
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   19

PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.................................   20
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   21
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................   22
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK........................................................   25
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................   25
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.........................   26

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   26
     ITEM 11.  EXECUTIVE COMPENSATION......................................   28
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.......................................   33
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   34

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K....................................................   35

SIGNATURES     ............................................................   37


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K/A THAT ARE NOT PURELY HISTORICAL ARE FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2001 AND THEREAFTER; TECHNOLOGICAL DEVELOPMENTS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT AND DISTRIBUTION CHANNEL DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our directors and executive officers:

         NAME                   AGE            POSITION

William J. Hinz..............    55     Chairman of the Board
Gregory K. Roeper............    40     President, Chief Executive Officer,
                                          Secretary, and Director
Stephen L. Borcich...........    54     Vice President - Sales and Marketing
Kent R. Burgess..............    54     Vice President - Product Development
Marc F. Niknam...............    42     Vice President - Engineering,
                                          Manufacturing, and Technical Support
David A. Husband.............    32     Vice President-Finance and Chief
                                          Financial Officer
Gilbert H. Engels............    71     Director
Stephen A McConnell..........    48     Director
Emmett E. Mitchell...........    45     Director
Chi H. Park..................    45     Director

     WILLIAM J. HINZ has served as our Chairman of the Board since October 1997 and as a director of our company since April 1997. Since October 1999, Mr. Hinz has served as Group President for the Triumph Components Group, which is a group of seven divisional companies within Triumph Group, Inc., a publicly held company. Mr. Hinz served as President of Stolper-Fabralloy Company, a precision aerospace engine component manufacturer that is a subsidiary of Triumph Group, Inc., from September 1997 until October 1999 and as Executive Vice President of Operations of Stolper-Fabralloy from March 1996 until September 1997. Mr. Hinz served as Vice President of Global Repair and Overhaul Operations for AlliedSignal Aerospace Company from June 1994 until March 1996. During this period, Mr. Hinz also was responsible for aerospace aftermarket merger and acquisition activity.

     GREGORY K. ROEPER has served as our President since December 1998 and as Chief Executive Officer and a director of our company since December 1999. Mr. Roeper served as our Chief Operating Officer from June 1998 until December 1999. Between November 1994 and June 1998, Mr. Roeper held a variety of other executive positions with our company, including Chief Financial Officer; Executive Vice President - Finance, Administration, and Operations; Secretary; and Treasurer. From 1982 until November 1994, Mr. Roeper was employed with Arthur Andersen LLP, most recently as Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

     STEPHEN L. BORCICH has served as our Vice President - Sales and Marketing since April 1999. Mr. Borcich served as Vice President - Sales for Voice Technologies Group, a manufacturer and distributor of digital integration technology from August 1998 until March 1999. From February 1997 until July 1998, Mr. Borcich served as Vice President - Sales and Marketing of Q.SyS, Inc., a manufacturer of computer telephony applications. Mr. Borcich also served as Vice President - Sales of Microlog Corporation from December 1990 until September 1995.

     KENT R. BURGESS has served as our Vice President - Product Development since April 2000. Mr. Burgess was a member of the senior management team, which launched the predecessor to our company in 1983. During this period, Mr. Burgess served as our Executive Vice President from March 1984 until February 1986, Senior Vice President - Business Operations from September 1987 until July 1996, and President of Vodavi - CT from July 1996 until October 1997. From October 1997 until April 2000, Mr. Burgess served as President of the Network Services Group, World Access, Inc., where he was responsible for the procurement, distribution, installation, and repair of Nortel and Lucent network switching systems.

     MARC F. NIKNAM has served as our Vice President - Engineering, Manufacturing, and Technical Support since November 2000. Mr. Niknam is responsible for hardware and software development, manufacturing, quality assurance, and technical support. Prior to being named Vice President, he served as Director of Engineering from April 2000 until November 2000. From July 1997 until March 2000, he served as Executive Director of Manufacturing, Quality, Hardware Engineering, and Repair. From January 1995 until June 1997, he served as Manufacturing Manager. From 1989 until 1993, Mr. Niknam served as Operation manager in overseas factories. Prior to joining our company, Mr. Niknam was employed by Three Phoenix Co., Eaton Corp., Tracor Applied Sciences Inc., and Honeywell.

     DAVID A. HUSBAND has served as our Chief Financial Officer since April 2001. Prior to joining our company, Mr. Husband served in various capacities with Action Performance Companies, Inc., a publicly held company engaged in the motorsports merchandising business, from May 1998 until December 2000, most recently as Executive Vice President and Chief Operating Officer. Mr. Husband was employed as an accountant with Arthur Andersen LLP from July 1992 to May 1998, where he was primarily engaged in auditing publicly held companies. Mr. Husband is a Certified Public Accountant in the state of Arizona.

     GILBERT H. ENGELS has served as a director of our company since January 1996. Mr. Engels currently is involved in commercial real estate development activities. From 1991 to 1993, Mr. Engels served as President of the Government and Institutional Systems Division of WilTel Communications Systems, Inc. Mr. Engels served as a Senior Vice President of TIE Communications, Inc. from 1971 to 1992; served as President and Chief Executive Officer of TIE International, a division of TIE Communications, Inc., from 1971 to 1991; and served as President and Chief Executive Officer of TIE Canada from 1990 to 1992. Mr. Engels was involved in sales and marketing activities in the telecommunications industry from 1957 to 1993.

     STEPHEN A MCCONNELL has served as a director of our company since January 1996. Mr. McConnell currently serves as the President of Solano Ventures, an investment fund devoted to small- to mid-sized companies. Mr. McConnell also currently serves as Chairman of G-L Industries, LLC, a manufacturer of wood glue-lam beams used in the construction industry. Mr. McConnell served as Chairman of the Board of Mallco Lumber & Building Materials from September 1991 to June 1997. Mr. McConnell currently serves as a director of Capital Title Group, Inc., Mobile Mini, Inc., and JDA Software Group, Inc., all of which are publicly held companies.

     EMMETT E. MITCHELL has served as a director of our company since February 1999. Mr. Mitchell has been employed with MS Howell & Co., a NASD broker dealer and investment banking firm, as the Executive Vice President since December 2000. Prior to this, Mr. Mitchell was employed with Paradise Valley Securities, Inc., since October 1991, most recently as the Chairman and Chief Executive Officer.

     CHI H. PARK has served as a director of our company since April 2001. Mr. Park has served as the Senior Manager - Business Cooperation of LGE. LGE is a member of the multi-billion dollar Korean-based LG group, with which we have had a long-term relationship. Mr. Park served as Director of Business Development of LG Information and Communications, Ltd. from September 1996 until March 2001, and as General Manager of SI Solution Business of LG Information and Communications, Ltd. from April 1993 until September 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms we received during the fiscal year ended December 31, 2000, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Mr. Burgess filed a late Form 3 covering his initial statement of beneficial ownership; and LG Electronics, Inc. filed a late Form 3 covering its initial statement of beneficial ownership.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information with respect to the compensation we paid to our Chief Executive Officer and our other executive officers who received cash compensation in excess of $100,000 during fiscal 2000. The table also sets forth compensation information during fiscal year 2000 paid to one former executive officer whose cash compensation exceeded $100,000 during fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                       SECURITIES
                                          ANNUAL COMPENSATION          UNDERLYING         ALL OTHER
  NAME AND PRINCIPAL POSITION(1)      YEAR      SALARY      BONUS     OPTIONS(#)(2)     COMPENSATION
  ------------------------------      ----    ---------   ---------   -------------    ---------------
Gregory K. Roeper..................   2000    $148,500     $    --           --            $ 6,579(4)
   President and Chief Executive      1999     148,500      25,000      100,000              4,345
   Officer(3)                         1998     134,836          --           --              4,880

Stephen L. Borcich.................   2000    $144,612(6)       --           --            $   750(7)
   Vice President - Sales and         1999     111,480(6)       --       45,000             10,750
   Marketing(5)

Tammy M. Powers....................
   Chief Financial Officer(8)         2000    $ 99,998     $ 7,500       10,000            $   750(7)

----------
(1) We consider Messrs. Roeper, Borcich, Husband, Niknam, and Burgess to be our executive officers. David A. Husband became our Chief Financial Officer in April 2001. Marc F. Niknam became our Vice President - Engineering, Manufacturing, and Technical Support in November 2000. Kent R. Burgess became our Vice President - Product Development in April 2000. Accordingly, the cash compensation paid to Messrs. Niknam and Burgess did not exceed $100,000 during fiscal 2000.
(2) The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) Mr. Roeper became our President in December 1998 and became Chief Executive Officer in December 1999. Mr. Roeper served as a Vice President of our company from November 1994 until December 1998.
(4) Represents premium payment of $3,579 for a long-term disability insurance policy and $3,000 for a term life insurance policy paid by our company.
(5)  Mr. Borcich became an officer of our company during April 1999.
(6)  Includes sales commissions paid during fiscal 1999 and 2000.
(7) Represents a 401(k) plan matching contribution in the amount of $750 accrued by our company during fiscal 2000 which will be paid during fiscal 2001.
(8) Ms. Powers served as our Chief Financial Officer from July 1999 until her resignation in January 2001.

OPTIONS GRANTS

     The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                            ------------------------------------------------------      VALUE AT ASSUMED
NAME                         NUMBER OF      PERCENTAGE                                    ANNUAL RATES
                             NUMBER OF       OF TOTAL                                    OF STOCK PRICE
                             SECURITIES      OPTIONS                                    APPRECIATION FOR
                             UNDERLYING     GRANTED TO                                    OPTION TERM(1)
                              OPTIONS      EMPLOYEES IN    EXERCISE     EXPIRATION    --------------------
NAME                        GRANTED (#)     FISCAL YEAR  PRICE ($/SH)       DATE          5%         10%
----                        -----------     -----------  ------------       ----       -------     -------
Gregory K. Roeper........        --             --              --          --              --          --
Stephen L. Borcich.......        --             --              --          --              --          --
Tammy M. Powers..........    10,000(2)         5.6%          $2.56       1/31/01(2)    $16,000     $40,800

----------
(1) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.
(2)  The options were cancelled upon Ms. Powers' resignation.

OPTION HOLDINGS

     The following table provides information on the value of unexercised options held by the named officers as of December 31, 2000. None of the named officers exercised any options during 2000.

                      OPTIONS HELD AS OF DECEMBER 31, 2000

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED
                                                 OPTIONS AT FISCAL YEAR-END (#)
                                                 ------------------------------
       NAME                                      EXERCISABLE     UNEXERCISABLE
       ----                                      -----------     -------------
Gregory K. Roeper............................      100,000           87,500
Stephen L. Borcich...........................       11,250           33,750
Tammy M. Powers..............................        3,750           21,250

----------
(1) None of the options listed had any value at fiscal year-end, because the exercise prices of all of the options held by the listed officers were greater than $1.16, which was the closing price of our common stock as quoted on the Nasdaq National Market on December 29, 2000.

EMPLOYMENT AGREEMENTS

     Effective October 1, 1999, we entered into employment agreements with William J. Hinz and Gregory K. Roeper. Each employment agreement has an initial term through September 30, 2001, and each agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days' written notice.

     Mr. Hinz's employment agreement provides for him to serve as our Chairman of the Board. The employment agreement provides for Mr. Hinz to receive a base salary of $75,000 per annum.

     Mr. Roeper's employment agreement provides for him to serve as our President and Chief Operating Officer. In December 1999, our board of directors elected Mr. Roeper as our Chief Executive Officer. The employment agreement provides for Mr. Roeper to receive a base salary of $155,000 per annum.

     The employment agreements also provide that Messrs. Hinz and Roeper will be eligible to receive discretionary bonuses in amounts determined by our board of directors. In addition, the employment agreements generally require us to

     * reimburse Messrs. Hinz and Roeper for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and their duties under their respective employment agreements; and

     * provide such other fringe benefits that we make generally available to all of our employees on a non-discriminatory basis.

     Each employment agreement provides for the executive to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment "for cause," as defined in the agreement. If we terminate either executive's employment or if his employment is terminated by reason of disability, each employment agreement provides for the payment of fixed compensation to the executive for the remaining term of the employment agreement. We also have the right to terminate Mr. Hinz's employment if he resigns as Chairman of the Board or a director, if he is not re-elected as a director by our stockholders, or if he is not re-nominated to serve as our Chairman of the Board. If we terminate Mr. Hinz's employment under those circumstances, Mr. Hinz will not receive any further compensation under the employment agreement after the date of termination.

     In the event of a "change of control" of our company, as defined in the employment agreements, Mr. Hinz will receive a minimum bonus of $50,000 and Mr. Roeper will receive a minimum bonus of $100,000. In addition, any options that were granted to Messrs. Hinz or Roeper during April 1999 that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If either executive's employment is terminated as a result of a change of control, we will be required to pay
Messrs. Hinz and Roeper the greater of (a) their respective base salary and benefits for the remaining term of the employment agreement, or (b) their respective annual base salary.

     The employment agreements also contain provisions that prohibit Mr. Hinz and Mr. Roeper from

     * competing with us for a period of 12 months after the termination of their respective employment with our company,

     * taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us, and

     * making unauthorized use or disclosure of our trade names, fictitious names, or confidential information.

     We maintain agreements with each of our other officers and employees that prohibit such persons from disclosing confidential information obtained while employed by us. We offer our employees medical, life, and disability insurance benefits. Our executive officers and other key personnel (including directors who also are employees of our company) are eligible to receive stock options under our stock option plan.

401(k) PROFIT SHARING PLAN

     In April 1994, we adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, we may make matching and discretionary contributions in such amounts as may be determined by our board of directors. During fiscal 2000, we expensed matching contributions pursuant to the 401(k) Plan to all executive officers as a group in the amount of $2,250.

STOCK OPTION PLAN

     Our Stock Option Plan was adopted by our board of directors in 1994 and was approved by the stockholders in July 1995. Our board of directors amended and restated the plan, and our stockholders approved the amended and restated plan, in 1996. Our board of directors further amended the plan in October 1997. Those amendments did not require stockholder approval. Our board of directors further amended the plan in April 2000, and our stockholders approved the amendment during June 2000. The 1994 plan provides for

     * the granting of incentive stock options or nonqualified options to acquire our common stock;

     *    the granting of stock appreciation rights;

     *    the direct granting of shares of our common stock; and

     *    the granting of other cash awards to key  employees of our company and
          to  consultants  or  independent   contractors  who  provide  valuable
          services to us.

The plan also provides for automatic grants of stock options to non-employee directors of our company under an automatic program.

     A maximum of 1,100,000 shares of our common stock may be issued under the 1994 plan. If any option or award terminates or expires without having been exercised in full, stock not issued under such award will again be available for the purposes of the plan. As of April 27, 2001, 152,500 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 743,500 shares of our common stock under the plan. As of April 27, 2001, an additional 204,000 shares of common stock were available for grant under the plan.

     Options that are incentive stock options may only be granted to our key personnel who are also employees of our company. To the extent that granted options are incentive stock options, the terms and conditions of those options, including the exercise price and expiration date, must be consistent with the qualification requirements set forth in the Internal Revenue Code. The maximum number of shares with respect to which options or awards may be granted to any one employee (including officers) during the term of the plan may not exceed 50% of the shares of common stock authorized for issuance under the plan.

     Under the automatic program, each non-employee director serving on our board of directors on the date the amendments to and restatement of the plan were approved by our stockholders received an automatic initial grant of options to acquire 5,000 shares of common stock on that date. Each subsequent newly elected non-employee member of our board of directors will receive an automatic initial grant of options to acquire 5,000 shares of common stock on the date of his or her first appointment or election to our board of directors. In addition, options to acquire 5,000 shares of common stock will be automatically granted to each non-employee director at the meeting of our board of directors held immediately after each annual meeting of stockholders. A non-employee member of our board of directors will not be eligible to receive the automatic annual grant if that option grant date is within 90 days of such non-employee member receiving his or her automatic initial grant.

     To exercise an option, the option holder will be required to deliver to us full payment of the exercise price for the shares as to which the option is being exercised. Generally, options may be exercised by delivery of cash, bank cashier's check, or shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Performance evaluation and compensation decisions relating to 2000 were made by the compensation committee of our board of directors, which consisted of Messrs. Mitchell, Hinz, and McConnell. Except for our employment agreement with Mr. Hinz, which is described under Item 11, "Executive Compensation - Employment Agreements," none of the members of our compensation committee had any contractual or other relationships with us during fiscal 2000 except as directors.

LIMITATION OF DIRECTOR'S LIABILITY AND INDEMNIFICATION

     Our certificate of incorporation provides that no director of our company will be personally liable to our company or our stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption or limitation of liability is not permitted under the Delaware General Corporation law, or Delaware GCL. Under the Delaware GCL, a director may be held liable

     * for any breach of the director's duty of loyalty to our company or our stockholders;

     * for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

     *    in respect of certain unlawful  dividend  payments or stock purchases;
          or

     * for any transaction from which the director derived an improper personal benefit.

The effect of this provision in our certificate of incorporation is to eliminate the rights of our company and our stockholders (through stockholders' derivative suits on behalf of our company) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described above. In addition, our certificate of incorporation provides that any repeal or modification of this provision by our stockholders will not adversely affect any right or protection of a director of our company existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification. These provisions do not limit or eliminate the rights of our company or any stockholder to seek non-monetary relief such as an injunction or recision in the event of a breach of a directors' duty of care.

         Our certificate of incorporation requires us to indemnify our directors, officers, and certain other representatives of our company against expenses and certain other liabilities arising out of their conduct on behalf of our company to the maximum extent permitted by the Delaware GCL. Indemnification is not available with respect to proceedings or claims initiated or brought voluntarily by an officer, director, or other representative of our company against us unless such proceeding or claim is approved by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 27, 2001 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

                                                                                 APPROXIMATE
                                                        NUMBER OF SHARES AND    PERCENTAGE OF
                                                        NATURE OF BENEFICIAL     OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      OWNERSHIP           SHARES (2)
----------------------------------------                --------------------    -------------
DIRECTORS AND EXECUTIVE OFFICERS:
William J. Hinz.....................................           42,000(3)              *
Gregory K. Roeper...................................          151,875(4)             3.5%
Gilbert H. Engels...................................           50,000(5)             1.2%
Stephen A McConnell.................................           51,900(6)             1.2%
Emmett E. Mitchell..................................           25,000(7)              *
Chi H. Park.........................................               --                 --
Stephen L. Borcich..................................           22,500(8)              *
Tammy M. Powers.....................................            5,850(9)              *
All directors and officers as a group
  (consisting of ten current and one
  previous directors and officers)..................          358,503                8.0%

NON-MANAGEMENT 5% STOCKHOLDERS:
-------------------------------
LG Electronics, Inc.................................          862,500(10)           20.4%
Steven A. Sherman...................................          472,330(11)           11.0%

----------
*    Less than 1% of the outstanding shares of common stock.

(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 8300 East Raintree Drive, Scottsdale, Arizona 85260.
(2) The percentages shown are calculated based upon 4,234,788 shares of our common stock outstanding on April 27, 2001. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of April 27, 2001. In calculating ownership percentage, all shares of common stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of April 27, 2001 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder. Percentages may be rounded. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.
(3) Represents 7,000 shares of common stock and 35,000 shares issuable upon exercise of options.
(4) Represents 14,375 shares of common stock and 137,500 shares issuable upon exercise of options.
(5) Represents 25,000 shares of common stock and 25,000 shares issuable upon exercise of options.
(6) Represents 26,900 shares of common stock and 25,000 shares issuable upon exercise of options.

(7) Represents (a) 9,500 shares of common stock and 15,000 shares issuable upon exercise of options held by Mr. Mitchell and (b) 500 shares of common stock held by Mr. Mitchell as custodian for his minor children.

(8)  Represents 22,500 shares of common stock issuable upon exercise of options.
(9) Ms. Powers served as our Vice President - Finance, Chief Financial Officer, and Treasurer until January 31, 2001. Represents 2,100 shares of common stock and 3,750 shares issuable upon exercise of options.
(10) Represents shares of common stock beneficially owned by LG Electronics Inc. LGE has sole voting power and sole dispositive power over such shares. LGE acquired the shares of our common stock in connection with the merger of its minority owned subsidiary, LGIC, with and into LGE during September 2000. The address of LGE is LG Twin Towers 20, Yoido-dong, Youngdungpo-gu, Seoul, 150-721, Korea.
(11) Includes 165,000 shares of common stock and 75,000 shares issuable upon exercise of options held by Mr. Sherman; 8,000 shares held by Mr. Sherman as custodian for certain of his children; 86,830 shares held by Sherman Capital Group, L.L.C., of which Mr. Sherman is the managing member; and 137,500 shares held by Sherman Capital Partners, L.L.C., of which Mr. Sherman is a managing member. Mr. Sherman disclaims beneficial ownership of all shares held by Sherman Capital Group, L.L.C. and Sherman Capital Partners, L.L.C. except to the extent that his individual interest in such shares arises from his interest in each such entity. The address for Mr. Sherman is 509 Vista Grande Drive, Colorado Springs, Colorado 80906.

STOCKHOLDERS' AGREEMENT

     We are a party to a stockholders' agreement with our wholly owned subsidiary, Vodavi Communications Systems, Inc., or VCS, LGE, Steven A. Sherman (our former Chairman), and Glenn R. Fitchet (our former President and Chief Executive Officer). The stockholders' agreement provides that, if at any time during the term of the agreement we issue shares of common stock in a public offering or a private placement in an aggregate amount of 1% or more of our issued and outstanding common stock, LGE has the right to purchase a sufficient number of shares being issued as may be required to enable it to maintain the percentage of ownership of common stock that it holds immediately prior to such sale or issuance. The purchase price to LGE for such shares will be the public offering price per share in the case of a public offering or the price per share paid by purchasers in any private placement.

     Also pursuant to the terms of the stockholders' agreement, Mr. Sherman and Mr. Fitchet have agreed to vote their shares of Common Stock to elect as directors of our company that number of persons designated by LGE that comprises a percentage of the board of directors equal to LGE's then percentage of ownership of our common stock. In addition, as long as LGE owns 8% or more of our outstanding common stock, those persons have agreed to vote their shares in favor of election of at least one designee of LGE as a director of our company. All designees of LGE to the board of directors must be executive officers or directors of LGE, directors of any affiliate of LGE, or other persons reasonably acceptable to us and the other parties to the stockholders' agreement. Unless LGE consents in writing, no LGE designee may be removed as a director of our company, except for cause. The stockholders' agreement also requires us to employ one of the LGE designees in a position and at such salary as is mutually agreed upon by us and LGE. The stockholders' agreement also establishes the Board of Directors of VCS at four directors, of which two must be designees of LGE, and provides that unless LGE consents in writing, no LGE designee to the Board of Directors of VCS may be removed, except for cause.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We, VCS, LGE, Steven A. Sherman, and Glenn R. Fitchet are parties to a stockholders' agreement. Under the terms of the stockholders' agreement, LGE has the right to purchase from us additional shares of the our common stock in order to maintain its percentage of ownership of our company. Under the agreement, LGE has the right to designate a certain number of persons to serve as directors of both the Company and VCS.

     Chi H. Park, a director of our company, is an officer of LG Electronics, Inc. We purchase some of our key telephone systems, commercial grade telephones, and voice mail products from LG Electronics, Inc. and LG Srithai, Inc., or LGST, a joint venture between LG Electronics, Inc. and a Thailand-based entity. We purchased approximately $20.7 million of products from LG Electronics, Inc. and LGST during 2000, representing approximately 76.7% of our total purchases during 2000.

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

     (2) Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-2 of this Report.

(b)  REPORTS ON FORM 8-K.

     None

(c)  EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
------                              -------
3.1       Amended Certificate of Incorporation of the Registrant(l)
3.2       Amended and Restated Bylaws of the Registrant(l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share(1)
4.3 Common Stock Purchase Warrant dated February 22, 1999, issued to Continental Capital & Equity Corporation (4)
10.2 Security Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(l)
10.3 Stock Pledge and Security Agreement dated as of April 11, 1994 between the Registrant and General Electric Capital Corporation(l)
10.7 Patent Collateral Assignment Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.8 Trademark Security Agreement dated as of April 11, 1994 between V Technology Acquisition Corp. and General Electric Capital Corporation(l)
10.9      Vodavi Technology,  Inc. Second Amended and Restated 1994 Stock Option
          Plan(4)
10.10 Stockholders' Agreement among the Registrant, V Technology Holdings Corp., GoldStar Telecommunication Co., Ltd., The Sherman Group, The Opportunity Fund, Steven A. Sherman, and Glenn R. Fitchet, dated March 28, 1994, and Amendment Agreement dated April 5, 1995(1)
10.12 Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and Vodavi Communication Systems, a division of Executone Information Systems, Inc.(l)
10.13 Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc.(l)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd.(2)
10.15 Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.(l)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc.(3)
10.23     Amended  and  Restated  Credit  Agreement  dated as of April 11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997(2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation(2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(2)

10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation(2)
10.33 Consulting Agreement dated as of December 5, 1997 between Vodavi Technology, Inc. and Steven A. Sherman(4)
10.34 Bill of Sale and Assignment dated June 24, 1999, between Vodavi Communications Systems, Inc. and Aztec International LLC.(5)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC(5)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc.(5)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc.(5)
10.38 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(6)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc.(7)
10.41 Employment Agreement dated October 1, 1999, between Gregory K. Roeper and Vodavi Technology, Inc.(7)
10.42     Second  Amendment  to Amended  and  Restated  Credit  Agreement  dated
          October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(7)
10.43 Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation(8)
21        List of Subsidiaries*
23.1      Consent of Arthur Andersen LLP

----------
*    Previously filed

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


                                        VODAVI TECHNOLOGY, INC.


Date: April 30, 2001                    By: /s/ Gregory K. Roeper
                                            ------------------------------------
                                            Gregory K. Roeper
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, and
                                            Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       SIGNATURE                          TITLE                       DATE
       ---------                          -----                       ----

/s/ William J. Hinz         Chairman of the Board                 April 30, 2001
-------------------------
William J. Hinz



/s/ Gregory K. Roeper       President, Chief Executive Officer,   April 30, 2001
-------------------------   Chief Financial Officer, Secretary,
Gregory K. Roeper           and Director (Principal Executive
                            Officer)


/s/ Chi H. Park             Director                              April 30, 2001
-------------------------
Chi H. Park



/s/ Gilbert H. Engels       Director                              April 30, 2001
-------------------------
Gilbert H. Engels



/s/ Stephen A McConnell     Director                              April 30, 2001
-------------------------
Stephen A McConnell



/s/ Emmett E. Mitchell      Director                              April 30, 2001
-------------------------
Emmett E. Mitchell

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

     The following summarizes activity under the Plan for the years ended:

                                 December 31, 2000         December 31, 1999         December 31, 1998
                               ---------------------     ---------------------     ---------------------
                                            Weighted                  Weighted                  Weighted
                                             Average                   Average                   Average
                                Number      Exercise      Number      Exercise      Number      Exercise
                              of Options      Price       Options       Price     of Options      Price
                               ---------     -------     ---------     -------     ---------     -------
     Options outstanding at
       beginning of period       779,800     $  4.03       592,400     $  4.88       816,900     $  4.80
         Granted                 179,500        2.72       267,500        2.62       157,500        3.90
         Forfeited               (81,800)       4.30       (80,100)       4.95      (382,000)       4.42
         Exercised              (152,500)       4.00            --          --            --          --
                               ---------     -------     ---------     -------     ---------     -------
     Options outstanding at
       end of period             725,000     $  3.68       779,800     $  4.03       592,400     $  4.88
                               =========     =======     =========     =======     =========     =======
     Options available for
       grant                     222,500                    70,200                   257,600
                               =========                 =========                 =========
     Exercisable at end of
       period                    334,125     $  4.60       384,100     $  4.83       327,325     $  4.99
                               =========     =======     =========     =======     =========     =======
     Weighted average fair
       value of options
       granted                               $  1.80                   $  1.69                   $  2.43
                                             =======                   =======                   =======

                                          Options Outstanding                  Options Exercisable
                                ----------------------------------------    -------------------------
                                                 Weighted
                                                  Average
                                   Number        Remaining    Weighted         Number       Weighted
                                Outstanding at  Contractual    Average     Exercisable at    Average
                                 December 31,     Life (in     Exercise     December 31,    Exercise
     Range of Exercise Prices       2000           years)       Price           2000          Price
     ------------------------    -----------     ----------    --------      -----------    --------
           $1.16 - $2.88           397,000          8.80         $2.57         70,000         $2.57
           $3.00 - $4.75           153,000          6.55         $4.12         99,125         $3.99
           $5.03 - $7.00           175,000          6.16         $5.79        165,000         $5.83

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