Form 10-Q
period 2001-03-31
VODAVI TECHNOLOGY INC
filed 2001-05-15
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                           Commission File No. 0-26912


                             Vodavi Technology, Inc.
             (Exact name of registrant as specified in its charter)


                 Delaware                                        86-0789350
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


8300 E. Raintree Drive, Scottsdale, Arizona                         85260
 (Address of principal executive offices)                        (Zip Code)


                                 (480) 443-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of May 14, 2001 was 4,234,788.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2001
          and December 31, 2000.                                               3

          Consolidated Statements of Operations - Three Months                 4
          Ended March 31, 2001 and 2000.

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2001 and 2000.                                       5

          Notes to Consolidated Financial Statements.                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          11

PART II.  OTHER INFORMATION                                                   12

          SIGNATURES                                                          13

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS


                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                   --------        --------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                             $    297        $    564
  Accounts receivable, net of reserves for doubtful accounts
    and sales returns of $2,092 and $1,582, respectively              5,617          11,797
  Inventory                                                           8,511           6,707
  Prepaids and other current assets                                   1,925             870
                                                                   --------        --------
       Total current assets                                          16,350          19,938

PROPERTY AND EQUIPMENT, net                                           1,860           2,033

GOODWILL, net                                                         1,739           1,772

OTHER LONG-TERM ASSETS                                                1,080           1,152
                                                                   --------        --------
                                                                   $ 21,029        $ 24,895
                                                                   ========        ========

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,345        $  3,756
  Accrued liabilities                                                 2,392           2,161
  Revolving credit facility                                           5,678           6,259
                                                                   --------        --------
       Total current liabilities                                     10,415          12,176
                                                                   --------        --------

OTHER LONG-TERM OBLIGATIONS                                             114             135
                                                                   --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    1,000,000 shares authorized, no shares issued                        --              --
  Common stock, $.001par value;
    10,000,000 shares authorized; 4,553,488 shares issued                 5               5
  Additional paid-in capital                                         13,363          13,363
  Accumulated deficit                                                (2,109)            (25)
  Treasury stock, 318,700 shares at cost                               (759)           (759)
                                                                   --------        --------
                                                                     10,500          12,584
                                                                   --------        --------
                                                                   $ 21,029        $ 24,895
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2001           2000
                                                         -------        -------
REVENUE, net                                             $ 6,060        $ 9,603

COST OF GOODS SOLD                                         4,908          6,010
                                                         -------        -------

GROSS MARGIN                                               1,152          3,593
                                                         -------        -------

OPERATING EXPENSES:
  Engineering and product development                        496            412
  Selling, general and administrative                      3,786          3,596
                                                         -------        -------
                                                           4,282          4,008
                                                         -------        -------

OPERATING LOSS                                            (3,130)          (415)

INTEREST EXPENSE                                             161            188
                                                         -------        -------

LOSS BEFORE INCOME TAXES                                  (3,291)          (603)

BENEFIT FROM INCOME TAXES                                 (1,207)          (223)
                                                         -------        -------

NET LOSS                                                 $(2,084)       $  (380)
                                                         =======        =======

BASIC & DILUTED LOSS PER SHARE                           $ (0.49)       $ (0.09)
                                                         =======        =======

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC & DILUTED                              4,235          4,221
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)


                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                              2001       2000
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(2,084)   $  (380)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                273        192
    Provision for doubtful accounts and sales returns            510          4
    Rent levelization                                            (21)        (6)
Changes in:
Accounts receivable                                            5,670      1,597
Inventory                                                     (1,804)      (791)
Prepaids and other current assets                             (1,055)       106
Other long-term assets                                            41         80
Accounts payable                                              (1,411)       434
Accrued liabilities                                              231         (3)
                                                             -------    -------
        Net cash flows provided by operating activities          350      1,233
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (36)       (92)
                                                             -------    -------
        Net cash flows used in investing activities              (36)       (92)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving credit facility                       (581)    (2,017)
Purchase of common stock                                          --       (507)
Stock options exercised                                           --        837
                                                             -------    -------
        Net cash flows used in financing activities             (581)    (1,687)
                                                             -------    -------

DECREASE IN CASH                                                (267)      (546)

CASH, beginning of period                                        564      1,528
                                                             -------    -------

CASH, end of period                                          $   297    $   982
                                                             =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                       $   161    $   188
                                                             =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

(a) INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements have been prepared by Vodavi Technology, Inc. and subsidiaries ("Vodavi" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented.

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectible receivables, inventory obsolescence, product warranty, depreciation, taxes, and other contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2001 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's latest Annual Report on Form 10-K/A for the year ended December 31, 2000.

(b) CALCULATION OF EARNINGS PER SHARE

Diluted earnings per share for the periods ended March 31, 2001 and 2000 were determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding, as outlined in Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. For the periods ended March 31, 2001 and 2000, no dilutive securities were included in the diluted EPS calculation as their effects were antidilutive.

(c) SEGMENT REPORTING

The Company has determined that it operates in one reportable segment, the distribution of telecommunications equipment. The Company has three product categories - telephony, voice processing, and computer-telephony, however, each of these does not meet the segment criteria for SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Accordingly, the Company has not presented separate financial information for each product category.

(d) SPECIAL CHARGES

During the first quarter of 2001, Vodavi implemented a restructuring plan aimed at reducing its operating expenses to coincide with its current sales outlook. In line with the restructuring plan, the Company reduced its workforce by approximately 20 percent, discontinued certain operations of its Interactive Voice Response product group, and implemented broad-based price reductions on certain product groups. These actions created severance-related obligations of $168,000, estimated shut-down costs of $265,000, and estimated price protection obligations of $432,000 to the Company's distribution partners.

Additionally, in light of current economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying value of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000. The pre-tax financial impact of these initiatives during the first quarter totaled approximately $1.8 million.

(e) RECENT ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION. Subsequent to its issuance the Staff elected to defer the required implementation date. The Company adopted SAB 101 during the fourth quarter of 2000, with an effective date of January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

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

(f) COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits. See Item 3, "Legal Proceedings" included in the Company's Form 10-K/A for the year ended December 31, 2000. There have been no significant developments in these lawsuits since the filing of the Company's Form 10-K/A. The Company has not made any material provisions in its financial statements for these lawsuits. The Company is also subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company cannot provide assurance, however, that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

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

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of revenue for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                           2001          2000
                                                           -----         -----
Revenue, net                                               100.0%        100.0%
Cost of goods sold                                          81.0          62.6
                                                           -----         -----
Gross margin                                                19.0          37.4
Operating expenses:
  Engineering and product development                        8.2           4.3
  Selling, general and administrative                       62.4          37.4
                                                           -----         -----
                                                            70.6          41.7
                                                           -----         -----
Operating loss                                             (51.6)         (4.3)
Interest expense                                             2.7           2.0
                                                           -----         -----
Loss before income taxes                                   (54.3)         (6.3)
Benefit from income taxes                                  (19.9)         (2.3)
                                                           -----         -----
Net loss                                                   (34.4)%        (4.0)%
                                                           =====         =====

During the first quarter of 2001, we implemented a restructuring plan aimed at reducing our operating expenses to coincide with our current sales outlook. In line with the restructuring plan, we reduced our workforce by approximately 20 percent, discontinued certain operations of our Interactive Voice Response product group, and implemented broad-based price reductions on certain product groups. These actions created severance-related obligations of $168,000, estimated shut-down costs of $265,000, and estimated price protection obligations of $432,000 to our distribution partners.

Additionally, in light of current economic and industry conditions and planned introductions of new products, we re-evaluated the carrying value of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

The pre-tax financial impact of these initiatives during the first quarter totaled approximately $1.8 million consisting of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the three months ended March 31, 2001:

                                       Amount                     Inclusion in
                                       ($000)                Statement of Operations
                                       ------                -----------------------
Non-cash Charges:
  Inventory impairments                $  568       Cost of goods sold
  Allowance for bad debts                 328       Selling, general & administrative expenses
  Distributor price protection            151       Revenue
  Property and equipment                   15       Selling, general & administrative expenses
                                       ------
                                        1,062
                                       ------

Cash Charges:
  Distributor price protection            281       Revenue
  Severance-related costs                 168       Selling, general & administrative expenses
  Other shut-down costs                   250       Selling, general & administrative expenses
                                       ------
                                          699
                                       ------
                                       $1,761
                                       ======

As of March 31, 2001, accrued cash charges included in the accompanying consolidated balance sheet totaled $637,000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

Revenue decreased by 36.9% to $6.1 million in the first quarter of 2001 from revenue of $9.6 million in the first quarter of 2000. We believe the overall decrease in revenue was primarily attributable to soft market conditions affecting our industry and the decision to reduce inventory levels by some of our wholesale distributors resulting in fewer purchases from us. The decrease was also attributable to special charges related to our decision to reduce prices on certain product groups, the continued impact of the migration from our older digital key telephone systems to our newer Triad and Starplus DHS systems, the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, and the planned introduction of our new low-cost voice mail product, which had the effect of reducing sales of our existing low-end voice mail systems.

Revenue from our wholesale distribution channel decreased by $3.5 million, or 61.3%, from the first quarter of 2000. The decrease in revenue through the wholesale distribution channel was partially offset by an increase in revenue from sales through the INFINITE dealer-direct channel. Revenue for the INFINITE product line increased by approximately $260,000, an 8.1% increase in revenue from sales of those products over first quarter 2000. The increase was primarily due to our continued focus on and growth of this dealer-direct channel.

Our gross margin decreased to $1.2 million during the first quarter of 2001 from $3.6 million for the comparable period of 2000, representing 19.0% and 37.4% of revenue, respectively. The decline in gross margin as a percentage of revenue in 2001 was attributable to fewer sales to cover the fixed component of cost of goods sold, fewer sales of our higher-margin voice processing products in the first quarter of 2001 compared to the first quarter of 2000, and inventory impairment losses recorded in the first quarter of 2001.

Expenditures related to engineering and product development increased by $84,000 to $496,000 in the first quarter of 2001 from $412,000 in 2000. The increase was primarily due to salaries and other personnel costs related to our efforts to develop next generation IP telephony products. We expect these increased efforts to continue until such time that our IP telephony products are introduced to the market in late 2001 or early 2002.

Selling, general and administrative expenses increased by $190,000 to $3.8 million in the first quarter of 2001 from $3.6 million in 2000. This increase is primarily attributable to special charges of approximately $760,000 taken in the first quarter of 2001 related to employee severance costs, shut-down costs associated with our Interactive Voice Response product group, and additional reserves recorded against certain receivables. Excluding special charges, selling, general and administrative expenses decreased by approximately $570,000 during the first quarter of 2001. The decrease resulted from: (a) decreased selling commissions due to a decline in sales as compared to first quarter 2000;
(b) decreased marketing and promotional expenses; and (c) headcount reductions.

Interest expense decreased to $161,000 in the first quarter of 2001 from $188,000 in the same quarter of 2000. The reduction is primarily due to a decrease in the average loan balance from $8.5 million during the first quarter of 2000 to $6.6 million during the first quarter of 2001. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

We recorded a tax benefit of $1.2 million for the first quarter of 2001, an effective rate of 36.7%, compared with a tax benefit utilizing an effective rate of 37.0%, or $223,000, for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $297,000 at March 31, 2001. Our cash accounts are swept regularly and applied against our line of credit. We had borrowings of approximately $5.7 million against our available operating line of credit at March 31, 2001, which represents a decrease of $581,000 from borrowings of $6.3 million at December 31, 2000. This decrease is primarily due to payments made against the loan balance with proceeds from the collection of accounts receivable during the first quarter. At March 31, 2001, amounts available for additional borrowings totaled $3.7 million.

We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 7.65% at March 31, 2001. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. At March 31, 2001, we were in compliance with all of the covenants, except for a covenant related to the amount of inventory on-hand at March 31, 2001. GE Capital waived the covenant violation at March 31, 2001 and modified other covenants to eliminate the effects of the first quarter special charges from current and future covenant calculations.

Working capital decreased to $5.9 million at March 31, 2001 from $7.8 million at December 31, 2000. This decrease is due to (a) operating losses recorded in the first quarter of 2001, (b) a substantial decrease in accounts receivable from December 31, 2000; and (c) accrued cash charges related to our restructuring efforts implemented in the first quarter of 2001.

In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock over a six-month period, which was subsequently extended through June 2001. During October 2000, the Company negotiated, with GE Capital, an extension of the stock repurchase period to June 30, 2001. Financing for the buy-back is provided through our line of credit and proceeds from option exercises. As of March 31, 2001, we had repurchased 318,700 shares with a cumulative cost of $759,000 under this program. There were no options exercised during the first quarter of 2001.

We are a defendant in various lawsuits. We have not made any material provisions in our financial statements for these lawsuits. The imposition of damages in any of these matters could have a material adverse effect on our results of operations and financial position.

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

We believe that our working capital and credit facilities are sufficient to fund our capital needs during the next 12 months. Although we currently have no acquisition targets, we intend to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K and Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, we did not participate in any activities involving derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107.

We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 7.65% at March 31, 2001. The revolving line of credit expires in April 2003, at which time all unpaid principal and accrued interest is due. At March 31, 2001 we had outstanding borrowings on the line of credit of approximately $5.7 million.


----------
This Report contains forward-looking statements, including statements regarding our business, strategies, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 10.44 - Waiver and Amendment of Credit Agreement dated May 11, 2001, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Vodavi Technology, Inc.


Dated: May 15, 2001                     /s/ Gregory K. Roeper
       ------------                     ----------------------------------------
                                        Gregory K. Roeper
                                        President, Chief Executive Officer, and
                                        Secretary (Principal Executive Officer)


Dated: May 15, 2001                     /s/ David A. Husband
       ------------                     ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer and Vice
                                        President-Finance, (Principal Financial
                                        and Accounting Officer)