Form 10-Q
period 2001-06-30
VODAVI TECHNOLOGY INC
filed 2001-08-14
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of August 7, 2001 was 4,234,788.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 2001
       and December 31, 2000.                                                  3

     Consolidated Statements of Operations - Three and                         4
       Six Months Ended June 30, 2001 and 2000.

     Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 2001 and 2000.                                           5

     Notes to Consolidated Financial Statements.                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    7

Item 3. Quantitative and Qualitative Disclosures about Market Risk            12

PART II. OTHER INFORMATION                                                    13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VODAVI TECHNOLOGY, INC.
                               CONSOLIDATED BALANCE SHEETS
                            IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                     June 30, 2001  December 31,
                                                      (Unaudited)      2000
                                                      -----------    --------
CURRENT ASSETS:
  Cash                                                  $     58     $    564
  Accounts receivable, net of reserves for doubtful
    accounts and sales returns of $1,772
    and $1,582, respectively                               7,140       11,797
  Inventory                                                6,190        6,707
  Estimated income tax receivable                          1,116           --
  Prepaids and other current assets                          567          870
                                                        --------     --------
       Total current assets                               15,071       19,938

PROPERTY AND EQUIPMENT, net                                1,739        2,033

GOODWILL, net                                              1,705        1,772

OTHER LONG-TERM ASSETS                                     1,022        1,152
                                                        --------     --------
                                                        $ 19,537     $ 24,895
                                                        ========     ========
CURRENT LIABILITIES:
  Accounts payable                                      $  2,288     $  3,756
  Accrued liabilities                                      1,835        2,161
  Revolving credit facility                                4,664        6,259
                                                        --------     --------
       Total current liabilities                           8,787       12,176
                                                        --------     --------

OTHER LONG-TERM OBLIGATIONS                                   91          135
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 1,000,000
    shares authorized, no shares issued                       --           --
  Common stock, $.001 par value; 10,000,000
    shares authorized; 4,553,488 shares issued                 5            5
  Additional paid-in capital                              13,363       13,363
  Accumulated deficit                                     (1,950)         (25)
  Treasury stock, 318,700 shares at cost                    (759)        (759)
                                                        --------     --------
                                                          10,659       12,584
                                                        --------     --------
                                                        $ 19,537     $ 24,895
                                                        ========     ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                 ------------------------        -------------------------
                                                   2001            2000            2001             2000
                                                 --------        --------        --------         --------
REVENUE, net                                     $  9,603        $ 13,158        $ 15,663         $ 22,761

COST OF GOODS SOLD                                  6,161           8,387          11,069           14,397
                                                 --------        --------        --------         --------

GROSS MARGIN                                        3,442           4,771           4,594            8,364
                                                 --------        --------        --------         --------
OPERATING EXPENSES:
  Engineering and product development                 495             427             991              818
  Selling, general and administrative               2,580           3,475           6,366            7,091
                                                 --------        --------        --------         --------
                                                    3,075           3,902           7,357            7,909
                                                 --------        --------        --------         --------

OPERATING INCOME (LOSS)                               367             869          (2,763)             455

INTEREST EXPENSE                                      109             177             270              365
                                                 --------        --------        --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                     258             692          (3,033)              90

PROVISION FOR (BENEFIT FROM) INCOME TAXES              99             266          (1,108)              44
                                                 --------        --------        --------         --------

NET INCOME (LOSS)                                $    159        $    426        $ (1,925)        $     46
                                                 ========        ========        ========         ========

BASIC EARNINGS (LOSS) PER SHARE                  $   0.04        $   0.10        $  (0.45)        $   0.01
                                                 ========        ========        ========         ========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC                               4,235           4,324           4,235            4,273
                                                 ========        ========        ========         ========

DILUTED EARNINGS (LOSS) PER SHARE                $   0.04        $   0.10        $  (0.45)        $   0.01
                                                 ========        ========        ========         ========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED                             4,235           4,324           4,235            4,344
                                                 ========        ========        ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $(1,925)   $    46
  Adjustments to reconcile net income (loss) to net cash
   flows provided by operating activities:
    Depreciation and amortization                                510        382
    Provision for doubtful accounts and sales returns            190         44
    Rent levelization                                            (44)       (19)
  Changes in working capital:
    Accounts receivable                                        4,467        610
    Inventory                                                    517       (610)
    Estimated income tax receivable                           (1,116)        --
    Prepaids and other current assets                            303        277
    Other long-term assets                                        40        143
    Accounts payable                                          (1,468)       807
    Accrued liabilities                                         (326)       103
                                                             -------    -------
       Net cash flows provided by operating activities         1,148      1,783
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (59)      (167)
                                                             -------    -------
       Net cash flows used in investing activities               (59)      (167)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility                   (1,595)    (2,110)
  Purchase of common stock                                        --       (543)
  Stock options exercised                                         --        837
                                                             -------    -------
       Net cash flows used in financing activities            (1,595)    (1,816)
                                                             -------    -------

DECREASE IN CASH                                                (506)      (200)

CASH, beginning of period                                        564      1,528
                                                             -------    -------

CASH, end of period                                          $    58    $ 1,328
                                                             =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $   270    $   365
                                                             =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectible receivables, inventory obsolescence, product warranty, depreciation, taxes and other contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the six months ended June 30, 2001 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's latest Annual Report on Form 10-K/A for the year ended December 31, 2000.

(b) CALCULATION OF EARNINGS PER SHARE

Diluted earnings per share for the three-month and six-month periods ended June 30, 2001 and 2000 were determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding, as outlined in Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. Except for 71,000 dilutive securities deemed outstanding for the six-month period ended June 30, 2000, no dilutive securities were included in the diluted EPS calculation for the other periods presented, as their effects were antidilutive.

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

Additionally, in light of current economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying value of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000. The pre-tax financial impact of these initiatives during the first quarter totaled approximately $1.8 million. As discussed in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, of the special charges of $1.8 million, approximately $1.1 million did not require an outflow of cash and approximately $700,000 required the use of cash, approximately $115,000 of which had been expended at June 30, 2001.

(e) RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended June 30, 2001, the Company has recognized approximately $67,000 of goodwill amortization.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

The following table summarizes our operating results as a percentage of revenue for the periods indicated.

                                                            Three Months Ended
                                                                  June 30,
                                                           --------------------
                                                            2001           2000
                                                           -----          -----
Revenue, net                                               100.0%         100.0%
Cost of goods sold                                          64.2           63.7
                                                           -----          -----
       Gross margin                                         35.8           36.3

Operating expenses:
  Engineering and product development                        5.1            3.3
  Selling, general and administrative                       26.9           26.4
                                                           -----          -----
                                                            32.0           29.7
                                                           -----          -----
Operating income                                             3.8            6.6
Interest expense                                             1.1            1.4
                                                           -----          -----
Income before income taxes                                   2.7            5.2
Provision for income taxes                                   1.0            2.0
                                                           -----          -----
Net income                                                   1.7%           3.2%
                                                           =====          =====

Revenue decreased by 27.0% to $9.6 million in the second quarter of 2001 from revenue of $13.2 million in the second quarter of 2000. We believe the overall decrease in revenue was primarily attributable to soft market conditions affecting our industry and the decision to reduce inventory levels by some of our wholesale distributors resulting in fewer purchases from us. The decrease was also attributable to the continued impact of the migration from our older digital key telephone systems to our newer Triad and Starplus DHS systems, the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, and the planned introduction of our new, low-cost voice mail product, which had the effect of reducing sales of our existing low-end voice mail systems.

Revenue from our wholesale distribution channel decreased by $2.7 million, or 32.0%, from the second quarter of 2000. Revenue from the INFINITE product line decreased by approximately $331,000, or 8.0%, from sales of those products in the second quarter of 2000. The decrease was primarily due to continued soft market conditions.

Our gross margin decreased to $3.4 million during the second quarter of 2001 from $4.8 million for the comparable period of 2000, representing 35.8% and 36.3% of revenue, respectively. The decline in gross margin as a percentage of revenue in 2001 was attributable to fewer sales to cover the fixed component of cost of goods sold and fewer sales of our higher-margin voice processing products in the second quarter of 2001 compared to the second quarter of 2000.

Expenditures related to engineering and product development increased by $68,000 to $495,000 in the second quarter of 2001 from $427,000 in 2000. The increase was primarily due to salaries and other personnel costs related to our efforts to develop next generation IP telephony products. We expect these increased efforts to continue until such time that our IP telephony products are introduced to the market in late 2001 or early 2002.

Selling, general and administrative expenses decreased by approximately $900,000 to $2.6 million in the second quarter of 2001 from $3.5 million in 2000. This decrease is primarily attributable to: 1) headcount reductions; 2) decreased marketing and promotional expenses; and 3) strict cost controls over discretionary spending.

Interest expense decreased to $109,000 during the second quarter of 2001 from $177,000 in the same quarter of 2000. The reduction is primarily due to a decrease in the average loan balance from $7.6 million during the second quarter of 2000 to $5.6 million during the second quarter of 2001 and lower borrowing costs. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

We recorded a provision for income tax of $99,000 for the second quarter of 2001, an effective rate of 38.4%, compared with a tax provision utilizing an effective rate of 38.4%, or $266,000, for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

The following table summarizes our operating results as a percentage of revenue for the periods indicated.

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                             2001          2000
                                                            -----         -----
Revenue, net                                                100.0%        100.0%
Cost of goods sold                                           70.7          63.3
                                                            -----         -----
  Gross margin                                               29.3          36.7

Operating Expenses:
  Engineering and product development                         6.3           3.6
  Selling, general and administrative                        40.6          31.1
                                                            -----         -----
                                                             46.9          34.7
                                                            -----         -----
Operating (loss) income                                     (17.6)          2.0
Interest expense                                              1.7           1.6
                                                            -----         -----
(Loss) Income before income taxes                           (19.3)           .4
(Benefit from) Provision for income taxes                    (7.0)           .2
                                                            -----         -----
Net (Loss) income                                           (12.3)%          .2%
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

The pre-tax financial impact of these initiatives during the first quarter totaled approximately $1.8 million consisting, of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the six months ended June 30, 2001:

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
                                           ------
                                              699
                                           ------
                                           $1,761
                                           ======

Of the cash charges discussed above, approximately $115,000 had been expended at June 30, 2001.

Revenue decreased by 31.1% to $15.7 million in the first six months of 2001 from revenue of $22.8 million in the first six months of 2000. We believe the overall decrease in revenue was primarily attributable to soft market conditions affecting our industry and the decision to reduce inventory levels by some of our wholesale distributors resulting in fewer purchases from us. The decrease was also attributable to special charges related to our decision to reduce prices on certain product groups, the continued impact of the migration from our older digital key telephone systems to our newer Triad and Starplus DHS systems, the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, and the planned introduction of our new low-cost voice mail product, which had the effect of reducing sales of our existing low-end voice mail systems.

Revenue from our wholesale distribution channel decreased by $5.8 million, or 40.8%, from the first six months of 2000. Revenue from the INFINITE product line decreased by approximately $71,000, or 1.0%, from sales of those products in the first six months of 2000.

Our gross margin decreased to $4.6 million during the first six months of 2001 from $8.4 million for the comparable period of 2000, representing 29.3% and 36.7% of revenue, respectively. The decline in gross margin as a percentage of revenue in 2001 was attributable to fewer sales to cover the fixed component of cost of goods sold, fewer sales of our higher-margin voice processing products in the first six months of 2001 compared to the first six months of 2000, and inventory impairment losses recorded in the first quarter of 2001.

Expenditures related to engineering and product development increased by $173,000 to $991,000 in the first six months of 2001 from $818,000 in 2000. The increase was primarily due to salaries and other personnel costs related to our efforts to develop next generation IP telephony products. We expect these increased efforts to continue until such time that our IP telephony products are introduced to the market in late 2001 or early 2002.

Excluding the special charges recorded in the first quarter of 2001, selling, general and administrative expenses decreased by approximately $1.5 million to $5.6 million in the first six months of 2001 from $7.1 million in 2000. The decrease resulted from: 1) headcount reductions; 2) decreased marketing and promotional expenses; and 3) strict cost controls over discretionary spending.

Interest expense decreased to $270,000 in the first six months of 2001 from $365,000 in the first half of 2000. The reduction is primarily due to a decrease in the average loan balance from $8.0 million during the first six months of 2000 to $6.2 million during the first six months of 2001 and lower borrowing costs. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

We recorded a tax benefit of $1.1 million for the first six months of 2001, an effective rate of 36.5%, compared with a tax provision utilizing an effective rate of 48.9%, or $44,000, for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $58,000 at June 30, 2001. Our cash accounts are swept regularly and applied against our line of credit. We had borrowings of approximately $4.7 million against our available operating line of credit at June 30, 2001, which represents a decrease of $1.6 million from borrowings of $6.3 million at December 31, 2000. This decrease is primarily due to payments made against the loan balance using proceeds from the collection of accounts receivable during the six-month period ending June 30, 2001. At June 30, 2001, amounts available for additional borrowing totaled approximately $4.0 million.

We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 6.44% at June 30, 2001. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries, from paying dividends to our company without the consent of GE Capital. At June 30, 2001, we were in compliance with all of the covenants.

Working capital decreased to $6.3 million at June 30, 2001 from $7.8 million at December 31, 2000. This decrease is due to (a) operating losses recorded in the first quarter of 2001, (b) a substantial decrease in accounts receivable from December 31, 2000; and (c) accrued cash charges related to our restructuring efforts implemented in the first quarter of 2001.

In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock over a six-month period, which was subsequently extended through June 2001. During October 2000, the Company negotiated, with GE Capital, an extension of the stock repurchase period to June 30, 2001. Financing for the buy-back is provided through our line of credit and proceeds from option exercises. As of June 30, 2001, we had repurchased 318,700 shares with a cumulative cost of $759,000 under this program. There were no options exercised during the first six months of 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 137), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company was required to adopt SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, as amended, did not have an impact on the Company's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended June 30, 2001, the Company has recognized approximately $67,000 of goodwill amortization.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, we did not participate in any activities involving derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107.

We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 6.44% at June 30, 2001. The principal of loans under this line of credit is due in April 2003. At June 30, 2001 we had outstanding borrowings on the line of credit of approximately $4.7 million.

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

                                        Vodavi Technology, Inc.

Dated: August 13, 2000                  /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated: August 13, 2000                  /s/ David A. Husband
                                        ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer and Vice
                                        President - Finance (Principal Financial
                                        and Accounting Officer)