Form 10-Q
period 2001-09-30
VODAVI TECHNOLOGY INC
filed 2001-11-13
CIK 949491

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of November 12, 2001 was 4,234,788.

================================================================================

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2001
         and December 31, 2000.                                              3

         Consolidated Statements of Operations - Three and
         Nine Months Ended September 30, 2001 and 2000.                      4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2001 and 2000.                                  5

         Notes to Consolidated Financial Statements.                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12

PART II. OTHER INFORMATION                                                  13

         SIGNATURES                                                         14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                          September 30,      December 31,
                                                             2001               2000
                                                           --------           --------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash                                                     $    477           $    564
  Accounts receivable, net of reserves for doubtful
   accounts and sales returns of $2,022 and $1,582,
   respectively                                               8,139             11,797
  Inventory                                                   5,686              6,707
  Estimated income tax receivable                               960                 --
  Prepaids and other current assets                             540                870
                                                           --------           --------
     Total current assets                                    15,802             19,938

PROPERTY AND EQUIPMENT, net                                   1,636              2,033

GOODWILL, net                                                 1,671              1,772

OTHER LONG-TERM ASSETS                                          967              1,152
                                                           --------           --------
                                                           $ 20,076           $ 24,895
                                                           ========           ========
CURRENT LIABILITIES:
  Accounts payable                                         $  3,465           $  3,756
  Accrued liabilities                                         1,788              2,161
  Revolving credit facility                                   3,843              6,259
                                                           --------           --------
     Total current liabilities                                9,096             12,176
                                                           --------           --------

OTHER LONG-TERM OBLIGATIONS                                      67                135
                                                           --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 1,000,000 shares
   authorized, no shares issued                                  --                 --
  Common stock, $.001 par value; 10,000,000 shares
   authorized; 4,553,488 shares issued                            5                  5
  Additional paid-in capital                                 13,363             13,363
  Accumulated deficit                                        (1,696)               (25)
  Treasury stock, 318,700 shares at cost                       (759)              (759)
                                                           --------           --------
                                                             10,913             12,584
                                                           --------           --------
                                                           $ 20,076           $ 24,895
                                                           ========           ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                   --------------------      --------------------
                                                     2001        2000          2001        2000
                                                   --------    --------      --------    --------
REVENUE, net                                       $  9,664    $ 13,190      $ 25,327    $ 35,951

COST OF GOODS SOLD                                    6,191       8,295        17,261      22,692
                                                   --------    --------      --------    --------

GROSS MARGIN                                          3,473       4,895         8,066      13,259
                                                   --------    --------      --------    --------
OPERATING EXPENSES:
  Engineering and product development                   514         447         1,505       1,266
  Selling, general and administrative                 2,453       3,473         8,819      10,564
                                                   --------    --------      --------    --------
                                                      2,967       3,920        10,324      11,830
                                                   --------    --------      --------    --------

OPERATING INCOME (LOSS)                                 506         975        (2,258)      1,429

INTEREST EXPENSE                                         84         167           353         532
                                                   --------    --------      --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                       422         808        (2,611)        897

PROVISION FOR (BENEFIT FROM) INCOME TAXES               169         311          (939)        355
                                                   --------    --------      --------    --------

NET INCOME (LOSS)                                  $    253    $    497      $ (1,672)   $    542
                                                   ========    ========      ========    ========

BASIC EARNINGS (LOSS) PER SHARE                    $   0.06    $   0.12      $  (0.39)   $   0.13
                                                   ========    ========      ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC           4,235       4,293         4,235       4,279
                                                   ========    ========      ========    ========

DILUTED EARNINGS (LOSS) PER SHARE                  $   0.06    $   0.12      $  (0.39)   $   0.13
                                                   ========    ========      ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED         4,235       4,293         4,235       4,338
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)


                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                           2001          2000
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(1,672)      $   542
  Adjustments to reconcile net income (loss) to net
   cash flows provided by operating activities:
    Depreciation and amortization                             681           712
    Provision for doubtful accounts and sales returns         441            --
    Rent levelization                                         (67)          (30)
  Changes in working capital:
    Accounts receivable                                     3,218          (681)
    Inventory                                               1,021          (223)
    Estimated income tax receivable                          (960)           --
    Prepaids and other current assets                         330           278
    Other long-term assets                                     95            69
    Accounts payable                                         (291)          642
    Accrued liabilities                                      (374)          388
                                                          -------       -------
     Net cash flows provided by operating activities        2,422         1,697
                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (93)         (227)
                                                          -------       -------
     Net cash flows used in investing activities              (93)         (227)
                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility                (2,416)       (2,757)
  Purchase of common stock                                     --          (643)
  Stock options exercised                                      --           837
                                                          -------       -------
     Net cash flows used in financing activities           (2,416)       (2,563)
                                                          -------       -------

DECREASE IN CASH                                              (87)       (1,093)

CASH, beginning of period                                     564         1,528
                                                          -------       -------

CASH, end of period                                       $   477       $   435
                                                          =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                  $   353       $   532
                                                          =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001

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

The results for the nine months ended September 30, 2001 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's latest Annual Report on Form 10-K/A for the year ended December 31, 2000.

(b) CALCULATION OF EARNINGS PER SHARE

Diluted earnings per share for the three-month and nine-month periods ended September 30, 2001 and 2000 were determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding, as outlined in Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. Except for 59,000 dilutive securities deemed outstanding for the nine-month period ended September 30, 2000, no dilutive securities were included in the diluted EPS calculation for the other periods presented, as their effects were antidilutive.

(c) SEGMENT REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company operates in one operating segment. Accordingly, we have only presented financial information for our one reportable segment.

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

Additionally, in light of current economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying value of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000. The pre-tax financial impact of these initiatives during the first quarter totaled approximately $1.8 million. As discussed in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, of the special charges of $1.8 million, approximately $1.1 million did not require an outflow of cash and approximately $700,000 required the use of cash, approximately $293,000 of which had been expended at September 30, 2001.

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

In July 2001, the FASB issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the nine months ended September 30, 2001, the Company has recognized approximately $100,000 of goodwill amortization.

(f) COMMITMENTS AND CONTINGENCIES

The Company currently leases, for a term expiring in December 2001, approximately 60,000 square feet of space in Scottsdale, Arizona constituting its principal place of business. On August 8, 2001, the Company entered into a ten-year operating lease for approximately 54,000 square feet of office and warehouse space in Phoenix, Arizona. Upon expiration of the lease for the Scottsdale, Arizona facility in December 2001, the Company will move its operations into the Phoenix, Arizona facility. Under the terms of the operating lease agreement, the Company has minimum lease payments of approximately $785,000 per year, which includes property taxes, insurance, and utilities. The lease expires on December 31, 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

The following table summarizes our operating results as a percentage of revenue for the periods indicated.

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2001          2000
                                                         -------       -------
Revenue, net                                               100.0%        100.0%
Cost of goods sold                                          64.1          62.9
                                                         -------       -------
     Gross margin                                           35.9          37.1

Operating expenses:
  Engineering and product development                        5.3           3.4
  Selling, general and administrative                       25.4          26.3
                                                         -------       -------
                                                            30.7          29.7
                                                         -------       -------
Operating income                                             5.2           7.4
Interest expense                                              .8           1.3
                                                         -------       -------
Income before income taxes                                   4.4           6.1
Provision for income taxes                                   1.7           2.4
                                                         -------       -------
Net income                                                   2.6%          3.8%
                                                         =======       =======

Revenue decreased by 26.5% to $9.7 million in the third quarter of 2001 from revenue of $13.2 million in the third quarter of 2000. The overall decrease in revenue was primarily attributable to soft market conditions affecting our industry and the decision to reduce inventory levels by some of our wholesale distributors resulting in fewer purchases from us. The decrease was also attributable to the continued impact of the migration from our older digital key telephone systems to our newer Triad and Starplus DHS systems, and the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones.

Revenue from our wholesale distribution channel decreased by $2.8 million, or 32.9%, from the third quarter of 2000. Revenue from the INFINITE product line decreased by approximately $141,000, or 3.7%, from sales of those products in the third quarter of 2000. The decrease was primarily due to continued soft market conditions.

Our gross margin decreased to $3.4 million during the third quarter of 2001 from $4.9 million for the comparable period of 2000, representing 35.9% and 37.1% of revenue, respectively. The decline in gross margin as a percentage of revenue in 2001 was attributable to fewer sales to cover the fixed component of cost of goods sold and fewer sales of our higher-margin voice processing products in the third quarter of 2001 compared with the third quarter of 2000.

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

Selling, general and administrative expenses decreased by approximately $1 million to $2.5 million in the third quarter of 2001 from $3.5 million in 2000. This decrease is primarily attributable to: 1) headcount reductions; 2) decreased marketing and promotional expenses; and 3) strict cost controls over discretionary spending.

Interest expense decreased to $84,000 during the third quarter of 2001 from $167,000 in the same quarter of 2000. The reduction is primarily due to a decrease in the average loan balance from $7.0 million during the third quarter of 2000 to $4.4 million during the second quarter of 2001 and lower borrowing costs. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

We recorded a provision for income tax of $169,000 for the third quarter of 2001, an effective rate of 40%, compared with a tax provision utilizing an effective rate of 38.5%, or $311,000, for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

The following table summarizes our operating results as a percentage of revenue for the periods indicated.

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2001          2000
                                                         -------       -------
Revenue, net                                               100.0%        100.0%
Cost of goods sold                                          68.2          63.1
                                                         -------       -------
     Gross margin                                           31.8          36.9

Operating Expenses:
  Engineering and product development                        5.9           3.5
  Selling, general and administrative                       34.8          29.4
                                                         -------       -------
                                                            40.7          32.9
                                                         -------       -------
Operating (loss) income                                     (8.9)          4.0
Interest expense                                             1.4           1.5
                                                         -------       -------
(Loss) Income before income taxes                          (10.3)          2.5
(Benefit from) Provision for income taxes                   (3.7)          1.0
                                                         -------       -------
Net (Loss) income                                           (6.6)%         1.5%
                                                         =======       =======

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

The pre-tax financial impact of these initiatives during the first quarter totaled approximately $1.8 million consisting, of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the nine months ended September 30, 2001:

                                      Amount                Inclusion in
                                      ($000)            Statement of Operations
                                      -------           -----------------------
Non-cash Charges:
  Inventory impairments              $  568      Cost of goods sold
  Allowance for bad debts               328      Selling, general & administrative expenses
  Distributor price protection          151      Revenue
  Property and equipment                 15      Selling, general & administrative expenses
                                     ------
                                      1,062
                                     ------
Cash Charges:
  Distributor price protection          281      Revenue
  Severance-related costs               168      Selling, general & administrative expenses
  Other shut-down costs                 250      Selling, general & administrative expenses
                                     ------
                                        699
                                     ------
                                     $1,761
                                     ======

Of the cash charges discussed above, approximately $293,000 had been expended at September 30, 2001.

Revenue decreased by 29.6% to $25.3 million in the first nine months of 2001 from revenue of $35.9 million in the first nine months of 2000. The overall decrease in revenue was primarily attributable to soft market conditions affecting our industry and the decision to reduce inventory levels by some of our wholesale distributors resulting in fewer purchases from us. The decrease was also attributable to special charges related to our decision to reduce prices on certain product groups, the continued impact of the migration from our older digital key telephone systems to our newer Triad and Starplus DHS systems, the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, and the planned introduction of our new low-cost voice mail product, which had the effect of reducing sales of our existing low-end voice mail systems.

Revenue from our wholesale distribution channel decreased by $8.6 million, or 38.2%, from the first nine months of 2000. Revenue from the INFINITE product line decreased by approximately $228,000, or 2.0%, from sales of those products in the first nine months of 2000.

Our gross margin decreased to $8.1 million during the first nine months of 2001 from $13.3 million for the comparable period of 2000, representing 31.8% and 36.9% of revenue, respectively. The decline in gross margin as a percentage of revenue in 2001 was attributable to fewer sales to cover the fixed component of cost of goods sold, fewer sales of our higher-margin voice processing products in the first nine months of 2001 compared to the first nine months of 2000, and inventory impairment losses recorded in the first quarter of 2001.

Expenditures related to engineering and product development increased by $239,000 to $1.5 million in the first nine months of 2001 from $1.3 million in 2000. The increase was primarily due to salaries and other personnel costs related to our efforts to develop next generation IP telephony products. We expect these increased efforts to continue until such time that our IP telephony products are introduced to the market in late 2001 or early 2002.

Excluding the special charges recorded in the first quarter of 2001, selling, general and administrative expenses decreased by approximately $1.8 million to $8.8 million in the first nine months of 2001 from $10.6 million in 2000. The decrease resulted from: 1) headcount reductions; 2) decreased marketing and promotional expenses; and 3) strict cost controls over discretionary spending.

Interest expense decreased to $353,000 in the first nine months of 2001 from $532,000 in 2000. The reduction is primarily due to a decrease in the average loan balance from $7.7 million during the first nine months of 2000 to $5.6 million during the first nine months of 2001 and lower borrowing costs. The line of credit bears interest at 2.5% over the 30-day commercial paper rate.

We recorded a tax benefit of $939,000 for the first nine months of 2001, an effective rate of 36%, compared with a tax provision utilizing an effective rate of 39.6%, or $355,000, for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $477,000 at September 30, 2001. Our cash accounts are swept regularly and applied against our line of credit. We had borrowings of approximately $3.8 million against our available operating line of credit at September 30, 2001, which represents a decrease of approximately $2.4 million from borrowings of $6.3 million at December 31, 2000. This decrease is primarily due to payments made against the loan balance using cash flows provided by operating activities during the first nine months of 2001.

Cash flows provided by operating activities consist principally of $3.2 million from the collection of accounts receivable, $1.0 million from the reduction of inventory, and $681,000 in depreciation and amortization, which were offset by a net loss of $1.7 million and other changes in working capital of approximately $780,000 during the nine-month period ended September 30, 2001.

Working capital decreased to $6.7 million at September 30, 2001 from $7.8 million at December 31, 2000. This decrease is due to (a) operating losses recorded in the first quarter of 2001, (b) a substantial decrease in accounts receivable from December 31, 2000; and (c) accrued cash charges related to our restructuring efforts implemented in the first quarter of 2001.

On August 8, 2001, we entered into a ten-year lease for approximately 54,000 square feet of office and warehouse space in Phoenix, Arizona. At the expiration of our existing lease in December 2001 on our Scottsdale, Arizona facility, we will be moving our headquarters and substantially all of our operations into the Phoenix facility. In connection therewith, we will be required to make additional investments of approximately $350,000 in leasehold improvements and other property and equipment. During the first nine months of 2001, we used approximately $93,000 for the purchase of property and equipment. We anticipate that we will fund these and future purchases of property and equipment with available borrowings under our revolving line of credit or through other means, including capital or operating leases.

We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires in April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 5.97% at September 30, 2001. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries, from paying dividends to our company without the consent of GE Capital. At September 30, 2001, we were in compliance with all of the covenants. At September 30, 2001, amounts available for additional borrowing totaled approximately $6.5 million.

In October 1999, our Board of Directors approved a buy-back of up to 400,000 shares of our outstanding common stock over a six-month period, which was subsequently extended through June 2001. Financing for the buy-back was provided through our line of credit and proceeds from option exercises. As of June 30, 2001, we had repurchased 318,700 shares with a cumulative cost of $759,000 under this program. There were no options exercised during the first nine months of 2001.

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

In July 2001, the FASB issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended September 30, 2001, the Company has recognized approximately $100,000 of goodwill amortization.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, we did not participate in any activities involving derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107.

We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 5.97% at September 30, 2001. The principal of loans under this line of credit is due in April 2003. At September 30, 2001 we had outstanding borrowings on the line of credit of approximately $3.8 million.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10.45 - Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc.

          (b)  Reports on Form 8-K

               On September 25, 2001, the Company filed a Current Report on Form 8-K regarding the change in the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VODAVI TECHNOLOGY, INC.


Dated: November 9, 2001             /s/ Gregory K. Roeper
                                    --------------------------------------------
                                    Gregory K. Roeper
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: November 9, 2001             /s/ David A. Husband
                                    --------------------------------------------
                                    David A. Husband
                                    Chief Financial Officer and
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)