Form 10-K
period 2001-12-31
VODAVI TECHNOLOGY INC
filed 2002-03-29
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2001       Commission File Number 0-26912


                             VODAVI TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                         86-0789350
     (State or other jurisdiction of                          (I.R.S. Employer
            incorporation or                                 Identification No.)
              organization)


   4717 East Hilton Avenue, Suite 400
            Phoenix, Arizona                                     85034-6402
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2002, there were outstanding 4,349,788 shares of the registrant's common stock, $.001 par value, which excludes 318,700 treasury shares. The aggregate market value of common stock held by nonaffiliates of the registrant (3,046,035 shares) based on the closing price of the common stock as reported on the Nasdaq SmallCap Market on March 22, 2002, was $4,721,354. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of the Report.

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.   BUSINESS.....................................................   1
     ITEM 2.   PROPERTIES...................................................  19
     ITEM 3.   LEGAL PROCEEDINGS............................................  19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  20

PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..........................................  21
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.........................  22
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................  23
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK.........................................................  30
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...................  30
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................  30

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  30
     ITEM 11.  EXECUTIVE COMPENSATION.......................................  30
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT........................................  30
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  30

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.....................................................  31

SIGNATURES     .............................................................  33

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2002 AND THEREAFTER; TECHNOLOGICAL DEVELOPMENTS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT AND DISTRIBUTION CHANNEL DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We design, develop, market, and support a broad range of business telecommunications solutions, including telephony products, voice processing products, and computer-telephony products for a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features, such as automatic call distribution and Internet protocol, or IP, gateways. Our voice processing products include Internet messaging, automated attendant, and voice and fax mail. Our computer-telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

     Our   goal   is   to   develop,    deliver,    and   support   high-quality
telecommunications products and services that meet the demands of the markets we serve. Key elements of our strategy to achieve that goal include the following:

     * expand our core business of supplying telephone systems, voice processing systems, and computer-telephony integration (CTI) products;

     * emphasize sales of larger and more advanced systems through our dealers;

     * focus on the integration of existing and newly developed products to provide complete, industry standard-based business communications products to our customers;

     *    focus on IP  telephony  product  developments  allowing  Voice over IP
          (VoIP) connectivity for our legacy products and our next generation IP LAN telephony system;

     * expand our strategic relationship with LG Electronics Inc., or LGE, which is a member of the multi-billion dollar, Korean-based LG Group; and

     *    enhance  our  existing  products  and  expand  our  product  lines  by
          expanding  our  technological   expertise  and  distribution  channels
          through

          -- business acquisitions, license arrangements, and other strategic relationships, and

          --   internal research and development efforts.

     Our corporate offices are located at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona, and our telephone number is (480) 443-6000. Our web site, which is not a part of this report, is located at www.vodavi.com. All references to our business operations in this report include the operations of Vodavi Technology, Inc. and our subsidiaries.

INDUSTRY OVERVIEW

     Virtually every business relies upon its business communications system as an essential tool to speed and enhance the effectiveness of communications among employees, customers, and vendors; to contact decision makers regardless of their location; to increase employee productivity; to provide better customer service; and to reduce operating costs. Many factors have influenced the telecommunications industry, including the following:

     * successive technological developments that have resulted in enhanced features and services;

     *    advances in telephone and computer hardware and software;

     *    emphasis   on  the   use  of   communications   systems   to   provide
          cost-effective customer service;

     * development of the Internet as an alternative to traditional telephone networks; and

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

     * voice processing products, including automated attendant, automatic call distribution, voice mail and fax mail, and unified messaging systems; and

     * computer-telephony products, including Windows-based application products (such as PC telephones and attendant consoles), local area network (known as LAN) to PBX connection packages, IP gateways, and Internet messaging systems.

TELEPHONY PRODUCTS

     KEY TELEPHONE SYSTEMS

     Sales of key telephone systems represented approximately 74% of our revenue during 2001, 71% during 2000, and 70% in 1999. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." We supply various models of key telephone sets, several of which are CTI compatible, with progressive features for use in conjunction with each of our key telephone systems.

     We currently market various lines of key telephone systems, under our STARPLUS, Triad, and INFINITE brand names, for businesses requiring as few as three incoming lines and eight stations up to 144 lines and 250 stations (a 384-port system). We sell the STARPLUS and Triad lines through large wholesale distributors and the INFINITE line through telephone sales and installation companies known as "direct dealers" or "interconnects."

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

     Our commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. Our more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, built-in Caller ID, and the capability to use custom calling features provided by local telephone companies. Sales of commercial grade telephones represented approximately 7% of our revenue during 2001, 8% during 2000, and 10% in 1999.

VOICE PROCESSING PRODUCTS

     Voice processing includes functions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls as well as speeding up and simplifying message delivery and storage. We design our voice processing products to integrate with the telephone systems we sell as well as those sold by competing manufacturers. We also cultivate the expansion of our existing base of telephone systems by offering digitally integrated voice processing systems for our Triad and INFINITE product lines to differentiate them from our competitors' products and to provide a value-added basis for increased sales and profit margins. Sales of voice processing products accounted for approximately 19% of our revenue during 2001, 21% during 2000, and 20% in 1999.

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

     In addition to our larger voice processing systems, we market a line of self-contained, competitively priced voice processing systems designed for small- to medium-sized organizations. These systems, which work in conjunction with key telephone systems sold by us as well as other manufacturers, can be expanded from two ports up to eight ports, feature a full range of automated attendant and voice mail functions, and include a serial port for administration via the user's personal computer.

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

COMPUTER-TELEPHONY INTEGRATION PRODUCTS

     We design, develop, and market CTI products that use an open architecture to integrate computer and telephone systems into a user-friendly information processing and storage system. We believe that developing more value-added CTI applications for our telephone systems will enhance the appeal of our product lines and enable us to sell more key telephone systems, full-featured telephones, and other software packages and add-on peripheral products. We market CTI products that enable a user:

     * to use the Internet to access voice, facsimile, and e-mail messages via personal computers;

     * to incorporate telephone functions with computer software to speed call handling and permit the user to personalize telephone functions;

     * to identify incoming callers and immediately access computer files relating to the caller; connect Windows-based local area networks to the user's telephone system; and

     *    to  access  and  analyze  call  accounting   information  quickly  and
          inexpensively.

NEW PRODUCT DEVELOPMENT

     We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communication tools. We believe that continuous development of new products and features will be necessary to enable us to continue to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. We have developed and introduced several new or enhanced products and product lines, including new ACD reporting packages, additional enhancements to our Windows NT-based voice messaging systems and IVR systems, a new line of digital key telephone systems, a new line of commercial grade telephones, and an IP gateway. Recent developments include our Discovery VoIP and Express VoIP gateways allowing IP connectivity to our current digital systems, our new XTS digital key system platform expandable from 12 to 384 ports, a full featured networking package to connect up to 16 customer locations, and our new Pathfinder 9.0 voice processing system provide enhanced client and serve applications.

     We currently are focusing our new product development efforts on developing and refining enhancements that will deliver greater features, sophistication, functionality, and value to our current product offerings. For example, we currently are developing

     * a digital version of Pathfinder 9.0 allowing direct digital connection to our key Infinite and Trade key system products, which will transmit Caller ID information to the voice processing systems providing potential for feature enhancements;

     * an expanded version of our new XTS switching platform from 384 port to 600 ports allowing this product to reach a larger customer base;

     * our IP telephony system, Telenium IP, providing LAN telephony from 64 stations expanding to 300 stations. We are also developing for LGE an IP equivalent of our Pathfinder that will provide IP connectivity to our Telenium IP system;

     *    a new line of digital key sets with  expanded  "soft key"  capability;
          and

     * a new "In-Skin" voice mail platform utilizing our Pathfinder voice processing application and offering direct connection into our XTS key service cabinet.

     We are expanding our strategic alliances with LGE and other third parties related to the development of new products, product lines, or product features, including our new Telenium IP system. We will continue to seek additional strategic alliances for new product development in the future.

SALES, MARKETING, AND DISTRIBUTION

     We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." In March 2002, through our acquisition of Dataspeak Systems, Inc., we began distributing our products and services directly to end-users in the Phoenix metropolitan area. We also had an in-house sales force that made direct sales of Interactive Voice Response products to end-users. We discontinued our interactive Voice Response products in March 2001. We have in the past and may in the future market our products on a private label basis to original equipment manufacturers, or OEMs. The following table sets forth, for the periods indicated, the percentage of total revenue represented by the respective distribution channels.

                                                YEAR ENDED DECEMBER 31,
                                            ------------------------------
     DISTRIBUTION CHANNEL                    2001        2000        1999
     --------------------                   ------      ------      ------
     Wholesale Distributors                     55%         65%         75%
     Direct Dealers                             41%         30%         19%
     IVR Customers                               4%          5%          6%
                                            ------      ------      ------
                                               100%        100%        100%
                                            ======      ======      ======

     The following diagram illustrates the current distribution channels for our product lines.

                                     [LOGO]
                                     VODAVI

     TRIAD             STARPLUS            INFINITE           INTERNATIONAL
       |                   |                  |                     |
       |                   |                  |                     |
  DISTRIBUTOR         DISTRIBUTOR             |               INTERNATIONAL
       |                   |                  |                DISTRIBUTOR
       |                   |                  |                     |
       |                   |                  |                     |
   AUTHORIZED            DEALER           AUTHORIZED              DEALER
     DEALER                |                DEALER                  |
       |                   |                  |                     |
       |                   |                  |                     |
    END USER            END USER           END USER              END USER

     WHOLESALE DISTRIBUTORS

     We design and market our STARPLUS and Triad brands of products for sale through wholesale distributors. The distributors resell our products primarily to small local interconnect companies, dealers, and independent telephone companies. The interconnects and independent telephone companies in turn resell our products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors and their dealers to sell our products more effectively and to provide the interconnects and independent telephone companies with technical assistance they may request with respect to installation, maintenance, and customer support.

     We believe that sales through distributors offer several advantages, including the following:

     * established distribution systems and access to a large number of dealer and national customer accounts;

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

     Distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target, and Power & Telephone Supply Company. Graybar accounted for 27% of our revenue during 2001, 32% in 2000, and 41% in 1999. Our second largest customer in each of the respective years accounted for 9% of our revenue during 2001, 12% during 2000, and 11% in 1999.

     Our sales and marketing personnel stimulate demand for our products with the interconnects and independent telephone companies that purchase our products from Graybar, Alltel, Target, and other distributors that install these products at the end users' premises. These interconnects and independent telephone companies provide the "pull through" demand for our products from Graybar, Alltel, Target, and other distributors.

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

     TRIAD DISTRIBUTORS AND DEALERS

     During 1998, we introduced our Triad line of digital telephone systems for sale through distributors to a limited number of authorized Triad dealers. The Triad product line includes a full array of digital telephone systems ranging from three lines and eight stations up to 384 ports, as well as voice messaging, ACD, CTI, and other products. The authorized Triad dealers must commit to minimum purchases of Triad products and must be trained and certified through our formal product and sales training program. Our goal is to encourage the Triad dealers to promote the Triad line to their customers as the preferred line of digital telephone systems. We provide the authorized Triad dealers with marketing, sales, and product support services. We had approximately 150 authorized and active Triad dealers as of December 31, 2001.

     INFINITE DIRECT DEALERS

     We developed our INFINITE line of telephone systems and related products for sales to direct dealers. These direct dealers are medium and large interconnect companies or local dealers that resell our products directly to end-users. We believe that the principal advantages of this distribution channel include greater control over the application and installation of our products and the ability to obtain market feedback on product pricing, quality, and technology. Sales to direct dealers, however, generally involve greater credit risks, the necessity to provide increased direct marketing and technical support, and additional costs associated with developing and training the independent sales staff of the various direct dealers to enable them to solicit purchases of our products.

     As of December 31, 2001, we had approximately 150 direct dealers that sell our INFINITE products. We maintain a program to focus on selling to fewer, but larger and better-established, dealers. We secure arrangements with large-volume, well-qualified dealers and have discontinued sales to dealers that have not provided a sufficient level of sales or support for our INFINITE line. We strive to secure dealers that maintain large customer bases and possess the resources needed to provide quality sales presentations and support to their customers.

     IN-HOUSE SALES STAFF

     We have an in-house sales support staff of eight employees who provide dealers and distributors with order fulfillment, marketing, sales, and technical support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage with our dealer customers.

     VODAVI DIRECT

     We have a direct sales office of six employees who sell our INFINITE line of products and provide pre- and post- sales support services directly to end-users in the Phoenix metropolitan area. We acquired this operation during March 2002 through our acquisition of Dataspeak Systems, Inc.

     INTERNATIONAL SALES

     To date, sales of our products in foreign countries have not represented a significant portion of our revenue. We believe, however, that sales of our voice processing and other products in international markets may increase in the future as demand for features such as voice mail, advanced messaging, and automatic call distribution increases, as touchtone technologies and cellular telephone service become more available and other installed communications infrastructures are improved, and as regulatory differences between countries are eliminated. All of our sales in foreign countries are denominated in U.S. dollars.

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

     We conduct joint development activities with LGE for the design and development of hardware incorporated into some of our existing or planned telephone systems and commercial grade telephone product lines. Under our joint development projects with LGE, we provide market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGE provides hardware research, design and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGE contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGE produces the finished goods developed under the alliance. As a result of this arrangement, we have been able to obtain access to LGE's research and development expertise and resources while controlling our capital expenditures for much of our product development efforts. In addition, our arrangement with LGE enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGE or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. See Item 1, "Business - Manufacturing" and Item 1, "Special Considerations - We rely on LGE as a strategic partner." We have successfully engaged in such projects with LGE in the past and believe that we will continue to have access to LGE's advanced hardware research and development capabilities as we develop new product lines.

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

MANUFACTURING

     We obtain our key telephone systems, some of our voice processing systems, and our full-featured commercial grade telephones under manufacturing arrangements with various third-party manufacturers, including LGE. We also purchase certain voice processing products from third parties on an OEM basis. Our agreements with the third-party manufacturers generally require the manufacturers to produce our products according to our technical specifications, to perform quality control functions or otherwise meet our quality standards for manufacturing, and to test or inspect the products prior to shipment. Under the manufacturing agreements, the manufacturers provide us with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform to the warranties within specified periods.

     We obtained a majority of our digital telephone systems, commercial grade telephones, and voice mail products from LGE, which owns the rights to produce this equipment. We purchase products manufactured by LGE in Korea on a purchase order basis. We purchased $13.0 million, $16.5 million, and $11.6 million of product from

LGE in 2001, 2000, and 1999, which represented 67%, 61%, and 41% of our total purchases, respectively. LGE currently owns approximately 20% of our outstanding common stock. See Item 1, "Special Considerations - We rely on LGE as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGE's ownership interest in our company."

     We obtained all of our analog telephone systems and commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd., or LGST, a joint venture between LGE and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGST granted us the right to distribute and sell throughout the United States and Canada the products that LGST manufactures for us in Thailand. Our agreement with LGST prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. We purchased $2.4 million, $4.2 million, and $11.6 million of product from LGST in 2001, 2000, and 1999, which represented 12%, 15.7%, and 41% of our total purchases, respectively. See Item 1, "Special Considerations - We rely on LGE as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGE's ownership interest in our company."

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

     We currently maintain a $5.0 million insurance policy to cover lost revenue in the event of significant interruptions in purchases from our overseas manufacturers. See Item 1, "Special Considerations - We depend on third parties for manufacturing" and Item 1, "Special Considerations - We face risks associated with international manufacturing sources."

QUALITY CONTROL

     We recognize that product quality and reliability are critical factors in distinguishing our products from those of our competitors. We design our products to include components meeting specified quality standards in order to ensure reliable performance. We also require our third-party manufacturers to comply with specified quality standards regarding materials and assembly methods used in manufacturing our products. In addition, we maintain a rigorous quality assurance program designed to ensure that the manufacture of our products conforms to specified standards and to detect substandard products before shipment. We have an inspection program in which we examine varying numbers of our products as they arrive at our warehouse in Arizona, depending upon the manufacturer and the type of product.

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

     Prior to 1999, we operated our own repair center and performed repairs on certain of our products. During 1999, we sold the repair center and outsourced the repair and refurbishment of our products. We believe that this arrangement will enable us to continue to provide fast turn-around time and consistent quality of repairs without the overhead and other expenses associated with operating the repair facility. This arrangement also provides a sales outlet for selected refurbished products. During 2001, the repair and refurbishment agreement was cancelled when the buyer filed for bankruptcy. We entered into a new repair and refurbishment agreement with a third-party in 2001.

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

     Competitors in the market for voice processing systems include Key Voice and Applied Voice Technology as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various original equipment manufacturer agreements. Competitors in the market for IP telephony systems include Cisco Systems, Inc., Artisoft, Inc., 3Com Corporation, and AltiGen Communications, Inc., in addition to other PBX and key system manufacturers that offer IP enabled systems.

     In the computer telephony market, we compete with many of the same companies indicated above. Some of our product lines compete with products and services provided by the regional Bell operating companies, or RBOCs, which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features through equipment located in the telephone company's central switching offices. Many competitors listed above are larger than our company and therefore may have greater financial resources at their disposal.

PATENTS, TRADEMARKS, AND LICENSES

     As of December 31, 2001, we owned various U.S. patents. We intend to continue to seek patents on our inventions used in our products. The process of seeking patent protection can be expensive and can consume significant management resources. We believe that our patents strengthen our negotiating position with respect to future disputes that may arise regarding our technology. However, we believe that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents. We cannot assure you that patents will issue from our pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage.

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

EMPLOYEES

     As of March 22, 2002, we employed a total of 113 persons, all of which are full-time employees at our facilities in Phoenix, Arizona, and Norcross, Georgia. This reflects a reduction from 123 full-time employees as of February 28, 2001. We made these reductions to allow us to have more flexibility in a fast changing business environment. Our current number of full-time employees includes 24 persons in engineering and product development; 55 in sales, marketing, and technical support; 16 in warehouse and distribution functions; and 18 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers:

         NAME            AGE                      POSITION
         ----            ---                      --------
William J. Hinz.......    56    Chairman of the Board
Gregory K. Roeper.....    41    President, Chief Executive Officer, and Director
David A. Husband......    33    Vice President-Finance, Chief Financial Officer,
                                  Secretary, and Treasurer
Stephen L. Borcich....    55    Vice President - Sales and Marketing
Kent R. Burgess.......    55    Vice President - Product Development
Marc F. Niknam........    43    Vice President - Engineering, Manufacturing, and
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

     GREGORY K. ROEPER has served as our President since December 1998 and as Chief Executive Officer and a director of our company since December 1999. Mr. Roeper served as our Chief Operating Officer from June 1998 until December 1999. Between November 1994 and June 1998, Mr. Roeper held a variety of other executive positions with our company, including Chief Financial Officer; Executive Vice President - Finance, Administration, and Operations; Secretary; and Treasurer. From 1982 until November 1994, Mr. Roeper was employed with Arthur Andersen LLP, most recently as a Senior Manager. Mr. Roeper is a Certified Public Accountant in the state of Arizona.

     DAVID A. HUSBAND has served as our Vice President - Finance, Chief Financial Officer, Secretary, and Treasurer since March 2001. Prior to joining our company, Mr. Husband served in various capacities with Action Performance Companies, Inc., a publicly held company engaged in the motorsports merchandising business, from May 1998 until December 2000, most recently as Executive Vice President and Chief Operating Officer. Mr. Husband was employed as an accountant with Arthur Andersen LLP from July 1992 to May 1998, where he was primarily engaged in auditing publicly held companies. Mr. Husband is a Certified Public Accountant in the state of Arizona.

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

OUR RELIANCE ON OUR INDEPENDENT DISTRIBUTION NETWORK AFFECTS OUR INVENTORY LEVELS, THE TIMING AND PREDICTABILITY OF OUR REVENUE, AND OUR OVERALL OPERATING RESULTS.

     We currently market our products through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." Distributors generally maintain inventories in amounts that they consider sufficient to fill anticipated orders for at least a two-month period of time. A decline in the volume of sales made by distributors, however, could result in their inventory levels exceeding their anticipated sales, which could delay purchases of additional products from us until the distributors' inventories reach re-ordering levels. Direct dealers generally stock inventories only in quantities they deem sufficient to fill anticipated short-term orders, including orders related to support and maintenance. As a result, distributors and direct dealers may cancel orders and delay or change volume levels on short notice to us. Because the sale of key telephone systems, voice processing products, and related products typically involves a long sales cycle, we may not be able to accurately forecast our own inventory levels. Our reliance on third-party distributors and dealers to sell our products could further exaggerate any inventory shortages or excesses that we might experience, particularly if our distributors or dealers are not able to give us adequate notice of anticipated changes in demand for our products.

     Additionally, we offer our distributors price protection on their inventory of our products. If we reduce the list price of our products, we will compensate our distributors for the respective products that remain in their inventory on the date the price adjustment becomes effective. If we do not have sufficient cash resources to compensate distributors on terms satisfactory to them or us, our price protection obligations may prevent us from reacting quickly to competitive market conditions.

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

     Graybar accounted for 27% of our sales during 2001, 32% during 2000, and 41% during 1999. Accounts receivable from Graybar comprised approximately 32% of total accounts receivable at December 31, 2001. Our second largest customer in each of the respective years accounted for 9% of our sales during 2001, 12% during 2000, and 11% during 1999. Accounts receivable from our second largest customer comprised approximately 16% of total accounts receivable at December 31, 2001.

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

THE TELECOMMUNICATIONS INDUSTRY IS CYCLICAL.

     The telecommunications industry has experienced economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. We have sought to reduce our exposure to industry downturns by targeting our product lines towards small- and medium-sized businesses, which we believe will sustain continued growth in the near and long term, resulting in a steadily increasing demand for enhanced and upgraded telephone systems and voice processing products. However, we may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. In addition, the size and timing of sales of our new voice processing, IP systems, and computer-telephony products may vary from quarter to quarter to a greater extent in future periods. The expanding importance of these new products could result in significant variations in our overall operating results on a quarterly basis.

WE MUST FINANCE THE MAINTENANCE AND EXPANSION OF OUR BUSINESS AND THE DEVELOPMENT OF NEW PRODUCTS.

     To remain competitive, we must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these expenditures, our failure to increase net sales sufficiently to offset the increased costs may adversely affect our operating results. From time to time, we may seek additional equity or debt financing to provide for the expenditures required to maintain or expand our business. We cannot predict the timing and amount of any such capital requirements. Such financing may not be available or, if available, may not be available on terms satisfactory to us. If such financing is not available on satisfactory terms, we may be unable to maintain or expand our business or develop new products at the rate desired and our operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of our operating results. Equity financing could result in additional dilution to existing stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

WE DEPEND ON THIRD PARTIES FOR MANUFACTURING.

     We depend upon third parties to manufacture our products. We do not own most of the equipment, tools, and molds used in the manufacturing process, and we have only limited control over the manufacturing processes. As a result, certain difficulties could have a material adverse effect on our business, including any difficulties encountered by the third-party manufacturers that result in

     *    product defects;

     *    production delays;

     *    cost overruns; or

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL MANUFACTURING SOURCES.

     We currently obtain some of our products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, Taiwan, and the People's Republic of China. We believe that production of our product lines overseas enables us to obtain these items on a cost basis that enhances our ability to market them profitably. Our reliance on third-party manufacturers to provide personnel and facilities in these countries and the potential imposition of quota limitations on imported goods from certain Far East countries expose us to certain economic and political risks, including the following:

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

WE RELY ON LGE AS A STRATEGIC PARTNER.

     We rely on LGE to supply some of our key telephone systems, commercial grade telephones, and voice mail products as well as on LGE's engineering, hardware and circuit development, and manufacturing capabilities. We purchase a significant portion of our key telephone systems and commercial grade telephones from LGE and LGST, an affiliate of LGE. During 2001, we purchased $15.4 million of product from LGE and LGST, constituting approximately 79% of our total purchases in 2001. During 2000, we purchased $20.6 million of product from LGE and LGST, constituting approximately 77% of our total purchases in 2000. We currently obtain products from LGE and LGST on a purchase order basis and cannot provide assurance that we will be able to secure long-term manufacturing arrangements for the products we currently obtain from LGE and LGST. LGE has no formal commitments to support our business or operations.

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

WE MAY EXPERIENCE SHORTAGES OF RAW MATERIALS AND SUPPLIES.

     The principal raw materials and components used in producing our products consist of

     *    semiconductor components;

     *    unfinished printed circuit boards;

     *    molded plastic parts; and

     *    metals.

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

OUR STOCK PRICE MAY BE VOLATILE.

     The trading price of our common stock in the public securities market could be subject to a variety of factors, including the following:

     * wide fluctuations in response to quarterly variations in our operating results or the operating results of our competitors;

     * actual or anticipated announcements of technological innovations or new product developments by us or our competitors;

     *    significant  actual  or  anticipated   expenditures  for  property  or
          equipment, research and development, sales and marketing activities, or other planned or unanticipated events;

     *    changes in analysts' estimates of our financial performance;

     *    developments or disputes concerning proprietary rights;

     *    regulatory developments;

     *    general industry conditions; and

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

THE ABSENCE OF AN ACTIVE TRADING MARKET, WHICH MAY OCCUR IF WE ARE REQUIRED TO DELIST OUR SHARES FROM NASDAQ SMALLCAP MARKET, WOULD LIKELY MAKE OUR COMMON STOCK AN ILLIQUID INVESTMENT.

     The Nasdaq Stock Market has certain rules that must be met in order for a listed company to maintain its listing on Nasdaq. During fiscal 2001, we moved the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We may be required to delist from the Nasdaq SmallCap Market if we fail to comply with those rules. Should that occur, market makers may choose to create a market for our common stock on the over-the-counter bulletin board. If that does not occur, our stock could be traded in the "pink sheets" maintained by the National Quotation Bureau. As a result, investors would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares.

RIGHTS TO ACQUIRE OUR COMMON STOCK COULD RESULT IN DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

     As of March 22, 2002, we had outstanding options to acquire 840,500 shares of our common stock at a weighted average exercise price of $2.93 per share. An additional 107,000 shares remain available for grant under our 1994 Stock Option Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. A majority of the restricted shares of common stock currently outstanding are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

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

ITEM 2. PROPERTIES

     We sublease, for a ten year term expiring in December 2011, approximately 55,000 square feet of space in Phoenix, Arizona, where we maintain engineering and design laboratories, a sound engineering laboratory, software development facilities, testing laboratories, product development facilities, customer service support facilities, an employee training facility, warehouse and distribution areas, sales and marketing offices, and administrative and executive offices.

     We also lease approximately 16,200 square feet of space in Norcross, Georgia, for a term expiring in August 2002. We maintain software development facilities, engineering and design laboratories, product development facilities, product assembly and testing facilities, warehouse and distribution areas, and sales, marketing, and administrative offices at this location.

     We lease, for a term ending in December 2004, approximately 19,500 square feet of space in Scottsdale, Arizona. This space is sub-leased to a third party. We also lease, for a term ending in May 2005, approximately 5,000 square feet of office and warehouse space in Tempe, Arizona that is used in our Vodavi Direct operation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2001 Annual Meeting of Stockholders on October 15, 2001. The following nominees were elected to our Board of Directors to serve until the next annual meeting of stockholders, until their successors are elected or have been qualified, or until their earlier resignation or removal:

     Nominee                      Votes in Favor                 Withheld
     -------                      --------------                 --------
     William J. Hinz                3,715,150                   105,423
     Gregory K. Roeper              3,715,150                   105,423
     Stephen A McConnell            3,715,150                   105,423
     Emmett E. Mitchell             3,715,150                   105,423
     Do-Hyun Kim                    3,712,225                   108,348

     Mr. Gilbert H. Engels, a director of our company since January 1996, did not stand for re-election, and his term as a director expired at the annual meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock was quoted in the Nasdaq National Market under the symbol "VTEK" from October 6, 1995 to July 18, 2001, and is now listed on the Nasdaq SmallCap Market. The following table sets forth the high and low sales prices of our common stock on the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated.

                                                            HIGH       LOW
                                                            -----     -----
1999:
     First quarter......................................    $3.63     $2.06
     Second quarter.....................................     3.13      2.25
     Third quarter......................................     3.00      2.16
     Fourth quarter.....................................     3.19      1.94

2000:
     First quarter......................................    $7.31     $2.75
     Second quarter.....................................     4.50      1.00
     Third quarter......................................     3.78      2.00
     Fourth quarter.....................................     2.44      1.00

2001:
     First quarter......................................    $2.50     $1.03
     Second quarter.....................................     1.19      0.63
     Third quarter......................................     1.40      0.76
     Fourth quarter.....................................     1.45      0.76

2002:
     First quarter (through March 22, 2002).............    $1.65     $1.24

     On March 22, 2002, the closing sales price of our common stock was $1.55 per share. As of March 22, 2002, there were 37 holders of record of our common stock.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. In addition, our credit facility with GE Capital restricts our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the year ended December 31, 2001 are derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent public accounts. The selected consolidated financial data presented below as of and for each of the years in the four-year period ended December 31, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

                                                    YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:      2001         2000         1999         1998         1997
                                 --------     --------     --------     --------     --------
Revenue ....................     $ 34,153(1)  $ 47,705     $ 49,811     $ 48,322     $ 47,675
Gross margin ...............       11,170(2)    17,503       17,886       15,802       15,667
Operating expenses .........       13,183(3)    16,041       15,252       14,358       14,647(4)
Operating income (loss) ....       (2,013)       1,462        2,634        1,444        1,020
Interest expense ...........          406          705          676          791          663
                                 --------     --------     --------     --------     --------
Income (loss) before income
  taxes ....................       (2,419)         757        1,958          653          357
Provision for (benefit from)
  income taxes .............         (863)         309          718         (330)         142
                                 --------     --------     --------     --------     --------
Net income (loss) ..........     $ (1,556)    $    448     $  1,240     $    983     $    215
                                 ========     ========     ========     ========     ========
Net income (loss) per share,
  diluted ..................     $  (0.37)    $   0.10     $   0.29     $   0.23     $   0.05
                                 ========     ========     ========     ========     ========
Weighted average shares
  outstanding, diluted .....        4,235        4,305        4,344        4,342        4,342
                                 ========     ========     ========     ========     ========

                                                      AS OF DECEMBER 31,
                                 ------------------------------------------------------------
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:                2001         2000         1999         1998         1997
                                 --------     --------     --------     --------     --------
Assets:
  Current assets ...........     $ 14,080     $ 19,938     $ 19,645     $ 16,766     $ 19,507
  Property and equipment, net       1,581        2,033        2,356        2,663        2,616
  Goodwill, net ............        1,638        1,772        1,906        2,244        2,395
  Other, net ...............          815        1,152        1,307        1,169        1,146
                                 --------     --------     --------     --------     --------
                                 $ 18,114     $ 24,895     $ 25,214     $ 22,842     $ 25,664
                                 ========     ========     ========     ========     ========
Liabilities:
  Current liabilities ......     $  7,045     $ 12,176     $ 13,208     $ 12,044     $ 15,743
  Other long-term obligations          41          135          186          199          306
                                 --------     --------     --------     --------     --------
Total liabilities ..........        7,086       12,311       13,394       12,243       16,049
Stockholders' equity .......       11,028       12,584       11,820       10,599        9,615
                                 --------     --------     --------     --------     --------
                                 $ 18,114     $ 24,895     $ 25,214     $ 22,842     $ 25,664
                                 ========     ========     ========     ========     ========

----------
(1)  Includes special charges of $432 related to price protection obligations.
(2) Cost of goods sold includes special charges of $568 related to inventory impairments.
(3) Includes special charges of $761 related to severance, receivable reserves, and exit costs.
(4)  Includes restructuring charges and asset impairments of $819.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, bad debts, sales returns, excess and obsolete inventory, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

CUSTOMER INCENTIVES

     We record estimated reductions to revenue for customer incentive programs, including special pricing agreements, price protection for our distributors, promotions, and other volume-related rebate programs. Our estimates are based on a number of factors, including our assumptions related to customer redemption rates, sales volumes, and inventory levels at our distributors. If actual results differ from our original assumptions, revisions are made to our estimates that could result in additional reductions to our reported revenue in the period the revisions are made. Additionally, if market conditions were to decline, we may take actions to increase the level of customer incentive offerings that could result in an incremental reduction of revenue in the period in which we offer the incentive.

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of December 31, 2001, Graybar accounted for 32% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

SALES RETURNS

     We maintain allowances for estimated sales returns. While we have distribution agreements with our largest distributors that limit the amount of sales returns on active products, we generally allow unlimited returns of products that we discontinue. Accordingly, the timing and amount of revisions to our estimates for sales returns is largely influenced by our decisions to discontinue product lines and our ability to predict the inventory levels of such products at our largest distributors. Revisions to these estimates have the effect of increasing or decreasing the reported amount of revenue in the period in which the revisions are made. We generally do not accept product returns from our direct dealers unless the product is damaged.

EXCESS AND OBSOLETE INVENTORY

     We record our inventory at the lower of cost or market value. Our assessment of market value is determined by, among other things, historical and forecasted sales activity, the condition of specific inventory items, and competitive pricing considerations. When the assessed market value is less than the historical cost, provision is made in the financial statements to write-down the carrying amount of the respective inventory items to market value. If actual results are less favorable than our original assumptions for determining market value, additional inventory write-downs may be required.

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto, which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                                   2001       2000       1999
                                                  ------     ------     ------
Revenue......................................      100.0%     100.0%     100.0%
Cost of goods sold...........................       67.3       63.3       64.0
                                                  ------     ------     ------
   Gross margin..............................       32.7       36.7       36.0

Operating expenses:
Engineering and product development..........        5.9        3.6        3.2
Selling, general, and administrative.........       32.7       30.0       27.5
                                                  ------     ------     ------
                                                    38.6       33.6       30.7

Operating income (loss)......................       (5.9)       3.1        5.3
Interest expense, net........................        1.2        1.5        1.4
                                                  ------     ------     ------
Pretax income (loss).........................       (7.1)       1.6        3.9
Income tax expense (benefit).................       (2.5)       0.7        1.4
                                                  ------     ------     ------
Net income (loss)............................       (4.6)%      0.9%       2.5%
                                                  ======     ======     ======

2001 SPECIAL CHARGES

     During the first quarter of 2001, we implemented a restructuring plan aimed at reducing our operating expenses to coincide with our revised sales outlook. Pursuant to the restructuring plan, we reduced our workforce, discontinued our Interactive Voice Response product group, and implemented broad-based price reductions on certain product lines. These actions created severance-related obligations of $168,000, estimated shut-down costs of $265,000, and estimated distributor price protection obligations of $432,000.

     Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, we re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

     The pre-tax financial impact of these initiatives during the first quarter of 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the year ended December 31, 2001:

                                      Amount             Inclusion in
                                      ($000)        Statement of Operations
                                      ------        -----------------------
     Non-cash Charges:
       Inventory impairments          $  568   Cost of goods sold
       Allowance for bad debts           328   Selling, general & administrative
                                               expenses
       Distributor price protection      151   Revenue
       Property and equipment             15   Selling, general & administrative
                                               expenses
                                      ------
                                       1,062
                                      ------
     Cash Charges:
       Distributor price protection      281   Revenue
       Severance-related costs           168   Selling, general & administrative
                                               expenses
       Other shut-down costs             250   Selling, general & administrative
                                               expenses
                                      ------
                                         699
                                      ------
                                      $1,761
                                      ======

     The following table sets forth the activity of accrued cash charges as of December 31, 2001: (IN THOUSANDS)

                                      Initial                   Balance Dec.
                                      Balance      Payments       31, 2001
                                      -------       -------        -------
     Distributor price protection     $   281       $  (195)       $    86
     Severance-related costs              168          (114)            54
     Other shut-down costs                250          (106)           144
                                      -------       -------        -------
                                      $   699       $   415        $   284
                                      =======       =======        =======

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2000

REVENUE

     Revenue during 2001 totaled $34.2 million compared with revenue of $47.7 million in 2000, a reduction of $13.5 million, or 28.4%. Sales to our supply house customers accounted for approximately $18.9 million, or 55% of our total revenue during 2001 compared with $31.2 million, or 65% of our total revenue in 2000, representing a year-over-year decrease of $12.3 million. The decrease in sales to our supply house customers is attributable to (a) a $5.8 million reduction in supply house inventory levels resulting in fewer orders to us; (b) soft market conditions in the small- to mid-sized markets affecting our industry; (c) our decision to reduce prices on certain of our single line telephones and voice mail products; and (d) reduced sales of certain discontinued products.

     Revenue in 2001 was also negatively impacted by our decision to exit the retail Interactive Voice Response business during the first quarter of 2001. Revenue attributable to this business totaled $1.3 million during 2001 compared with $2.4 million during 2000, a reduction of 45.8%.

     Sales through our INFINITE direct dealer program totaled $14.7 million, or 43% or our total revenue during 2001 compared with $15.0 million, or 31% of our total revenue during 2000. During 2001, we continued our program to focus on selling to fewer, but larger and better-established, dealers. While sales through our INFINITE channel were positively impacted by the introduction of larger dealers, they were negatively impacted by the poor economic and market conditions for small- to mid-sized businesses in the United States and by our decision to reduce prices on certain voice mail products.

GROSS MARGIN

     Our gross margin was $11.2 million during 2001 compared with $17.5 million during 2000. Our gross margin as a percentage of total revenue declined to 32.7% during 2001 compared with 36.7% during 2000. The reduction in our gross margin percentage during 2001 is a direct result of (a) inventory impairments and price protection obligations of $1.0 million recorded during the first quarter of 2001; (b) fewer sales to cover the fixed component of costs of goods sold, which includes labor and other warehouse and distribution costs; and (c) price reductions on certain single line telephones and voice mail products, which were slightly offset by price concessions provided to us by our suppliers.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased 14.7% to $2.0 million during 2001 from $1.7 million during 2000. The increase was primarily due to salaries and related personnel costs associated with additional headcount and field trial expenses. During 2001, we introduced seven new products to the market and continued development efforts on our next generation IP Key Telephone System as well as enhancements to our existing Key Telephone Systems and voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $11.2 million during 2001 compared with $14.3 million in 2000, a reduction of $3.1 million, or 21.7%. Excluding special charges of approximately $760,000 recorded in the first quarter of 2001, selling, general, and administrative expenses declined by $3.9 million, or 27.1%, from 2000. This decrease is the net effect of a number of factors, including (a) headcount reductions; (b) decreased marketing and promotional expenses; and (c) strict cost controls over discretionary spending.

INTEREST EXPENSE

     Interest expense decreased to $406,000 during 2001 from $ 705,000 during 2000. During 2001, our interest expense was positively impacted by a $3.7 million reduction in our loan balance from the beginning of the year and a reduction of our effective interest rate from 9.15% at the beginning of the year to 4.52% at December 31, 2001.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 35.7% during 2001 compared with an effective rate of 40.8% during 2000. The change in effective rates between periods reflects the impact of permanent book/tax differences in loss years versus years with positive pre-tax earnings.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1999

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

     The decrease in total revenue during 2000 was partially due to the migration from our older digital key telephone systems, which we discontinued in January 2000, to our newer Triad and STARPLUS DHS systems, and the migration of our commercial grade telephones to the new 2700 series of commercial grade telephones, which replaced our 2600 series beginning in June 1999. Other factors included (a) a decision, during the first quarter of 2000, by one of our major wholesale distribution customers to reduce its inventory levels; (b) soft market conditions in the small- to mid-sized markets affecting our industry; and (c) the sale of our repair center in the second quarter of 1999. Repair revenue was approximately $327,000 in 2000 as compared to $772,000 in 1999.

GROSS MARGIN

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

INCOME TAXES

     We provided for income taxes using an effective rate of 40.8% in 2000, as compared with an effective rate of 36.7% in 1999. We utilized research and development tax credits of approximately $74,000 in 2000 and $153,000 in 1999, which favorably impacted the effective tax rate in each of those years.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was $7.0 million at December 31, 2001 compared with $7.8 million at December 31, 2000. We had a cash balance of $340,000 at December 31, 2001. Changes in working capital that increased our cash position during 2001 included reductions in accounts receivable of $4.0 million and inventory of $1.4 million. Factors that reduced our cash balance during 2001 included a pre-tax operating loss of $2.4 million, cash payments of $3.7 million on our revolving credit facility, purchases of property and equipment of $172,000, and other changes in working capital, including reductions in accounts payable and accrued liabilities of $1.5 million.

     As a result of our net operating loss during 2001, and our ability to carry back those losses to prior years in which we paid federal income taxes, we have recorded an income tax receivable as of December 31, 2001 of approximately $839,000, which we expect to receive during the second quarter of 2002.

     Our days sales outstanding, calculated on quarterly sales, improved to approximately 71 days as of December 31, 2001 compared with 90 days as of December 31, 2000. The reduction in days sales outstanding is a result of improved credit management as well as a more even distribution of sales during the fourth quarter of 2001 compared with the fourth quarter of 2000. Our days sales outstanding, and our liquidity, is significantly influenced by the timing of payments received from our largest distributors. Our two largest distributors comprised 48% of our total accounts receivable as of December 31, 2001 and 50% of our total accounts receivable as of December 31, 2000.

     Our inventory turnover, measured in terms of days sales outstanding on a quarterly basis, remained relatively constant at 84 days as of December 31, 2001 compared with 80 days as of December 31, 2000.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $4.5 million as of December 31, 2001 compared with $5.9 million as of December 31, 2000. The reduction in trade payables and accrued liabilities between periods reflects the general slow down in our business and not a change in payment terms from our vendors. We generally pay trade payables within 45 days from the invoice date.

     We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires during April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 4.52% as of December 31, 2001. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. As of December 31, 2001, we were in compliance with all of the covenants.

     We had total borrowing capacity of approximately $8.9 million under the credit facility at December 31, 2001, of which $2.6 million was outstanding and $6.3 million was unused and available.

     During March 2002 we acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of our products. Under the terms of the purchase agreement, we paid cash of $624,000 and issued 100,000 shares of restricted common stock. The cash portion of the acquisition was funded through proceeds available under our credit facility.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers.

     The following table sets forth all known commitments as of December 31, 2001 and the year in which those commitments become due or are expected to be settled (IN THOUSANDS):

                                                         Accounts
                                                         Payable &
               Operating     Credit       Purchase        Accrued
   Year         Leases      Facility     Commitments    Liabilities      Total
----------     --------     --------     -----------    -----------     --------
2002           $  1,102     $     --       $  3,715       $  4,452      $  9,269
2003                965        2,593             --             --         3,558
2004                965           --             --             --           965
2005                785           --             --             --           785
2006                785           --             --             --           785
Thereafter        3,927           --             --             --         3,927
               --------     --------       --------       --------      --------
Total          $  8,529     $  2,593       $  3,715       $  4,452      $ 19,289
               ========     ========       ========       ========      ========

     We are a defendant in various lawsuits. See Item 3, "Legal Proceedings." We have not made any material provisions in our financial statements for these lawsuits. The imposition of damages in any of these matters could have a material adverse effect on our results of operations and financial position.

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

INTERNATIONAL MANUFACTURING SOURCES

     We currently obtain most of our products under various manufacturing arrangements with third-party manufacturers in Asia, including LGE who owns approximately 20.4% of our outstanding common stock. As of the date of this report, we do not believe that the current economic or political environment in Asia will have any adverse impact on our operations.

IMPACT OF RECENTLY ISSUED STANDARDS

     In 2001, the FASB issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modify accounting for business combinations after June 30, 2001 and will affect our treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Goodwill amortization expense was $134,000, $134,000, and $141,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     We have determined that upon adoption of these statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill was impaired. This determination was based principally on the total market value of our issued and outstanding common stock on January 1, 2002 of $5.5 million compared with our book value on December 31, 2001 of $11.0 million. In accordance with SFAS No. 142, early adoption is not permitted. Therefore, the goodwill impairment will be recognized in the first quarter of 2002 as a change in accounting principle. Except as disclosed above, the adoption of these statements is not expected to have a material impact on our financial condition or results from operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.50% over the 30 day commercial paper rate, a total of 4.52% at December 31, 2001. The principal of loans under this line of credit is due in April 2003. At December 31, 2001, we had outstanding borrowings on the line of credit of approximately $2.6 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Our Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

     (2) Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-3 of this report.

(b)  REPORTS ON FORM 8-K.

     None.

(c)  EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
------                               -------
3.1       Amended Certificate of Incorporation of the Registrant (l)
3.2       Amended and Restated Bylaws of the Registrant (l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share (1)
10.9 Vodavi Technology, Inc. Second Amended and Restated 1994 Stock Option Plan (4)
10.12 Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and Vodavi Communication Systems, a division of Executone Information Systems, Inc. (l)
10.13 Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc. (l)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)
10.15 Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.
          (l)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc. (3)
10.23     Amended  and  Restated  Credit  Agreement  dated as of April 11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997 (2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation (2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (5)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc. (5)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc. (5)
10.38 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (6)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc. (7)
10.41 Employment Agreement dated October 1, 1999, between Gregory K. Roeper and Vodavi Technology, Inc. (7)

10.42     Second  Amendment  to Amended  and  Restated  Credit  Agreement  dated
          October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (7)
10.43 Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (8)
10.44 Waiver and Amendment of Credit Agreement dated May 11, 2001, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (9)
10.45 Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (10)
10.46 Employment Agreement, effective October 1, 2001, between Gregory K. Roeper and Vodavi Technology, Inc.
21        List of Subsidiaries
23.1      Consent of Deloitte and Touche LLP
23.2      Consent of Arthur Andersen LLP

----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 31, 1998 and as amended on Form 10-K/A filed on April 30, 1998.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 27, 2000.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed on May 15, 2001.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VODAVI TECHNOLOGY, INC.

Date: March 27, 2002                   By: /s/ Gregory K. Roeper
                                           -------------------------------------
                                           Gregory K. Roeper
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----

/s/ William J. Hinz              Chairman of the Board            March 27, 2002
----------------------------
William J. Hinz


/s/ Gregory K. Roeper            President, Chief Executive       March 27, 2002
----------------------------     Officer, and Director
Gregory K. Roeper                (Principal Executive Officer)


/s/ David A. Husband             Vice President - Finance,        March 27, 2002
----------------------------     Chief Financial Officer,
David A. Husband                 and Secretary (Principal
                                 Financial and Accounting
                                 Officer)

/s/ Jack A. Henry                Director                         March 27, 2002
----------------------------
Jack A. Henry


/s/ Kyeong-Woo Lee               Director                         March 27, 2002
----------------------------
Kyeong-Woo Lee


/s/ Stephen A McConnell          Director                         March 27, 2002
----------------------------
Stephen A McConnell


/s/ Emmett E. Mitchell           Director                         March 27, 2002
----------------------------
Emmett E. Mitchell


/s/ Frederick M. Pakis           Director                         March 27, 2002
----------------------------
Frederick M. Pakis

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----

Independent Auditors' Report - Deloitte & Touche LLP.........................F-2

Report of Independent Public Accountants - Arthur Andersen LLP...............F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000.................F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000, and 1999..........................................F-5

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2001, 2000, and 1999..........................F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999..........................................F-7

Notes to Consolidated Financial Statements...................................F-8

Independent Auditors' Report on Schedules - Deloitte & Touche LLP............S-1

Report of Independent Public Accounts - Arthur Andersen LLP..................S-2

Schedule II -- Valuation and Qualifying Accounts.............................S-3

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vodavi Technology, Inc.

We have audited the accompanying consolidated balance sheet of Vodavi Technology, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Phoenix, Arizona
  February 8, 2002
  (March 4, 2002 as to Note 10)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vodavi Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Vodavi Technology, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Phoenix, Arizona
  February 2, 2001

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                                              December 31,
                                                                          --------------------
                                                                            2001        2000
                                                                          --------    --------
                                     Assets

Current Assets
  Cash                                                                    $    340    $    564
  Accounts receivable, net of reserves for doubtful accounts and sales
    returns of $730 in 2001 and $1,582 in 2000                               6,996      11,797
  Inventories                                                                5,331       6,707
  Income tax receivable                                                        839          --
  Prepared expenses and other                                                  574         870
                                                                          --------    --------

                 Total current assets                                       14,080      19,938

Property and Equipment, net                                                  1,581       2,033

Goodwill, net                                                                1,638       1,772

Deferred Income Taxes                                                          622         735

Other-Long-Term Assets, net                                                    193         417
                                                                          --------    --------
                                                                          $ 18,114    $ 24,895
                                                                          ========    ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                        $  1,454    $  1,374
  Accrued liabilities                                                        1,437       1,302
  Accrued rebates                                                              577         859
  Accounts payable to stockholder                                              984       2,382
  Revolving credit facility borrowings                                       2,593       6,259
                                                                          --------    --------

                 Total current liabilities                                   7,045      12,176
                                                                          --------    --------

Other Long-Term Obligations                                                     41         135
                                                                          --------    --------

Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized; no shares issued or outstanding                                 --          --
  Common stock, $.001 par value, 10,000,000 shares authorized;
    4,553,488 shares issued at December 31, 2001 and 2000                        5           5
  Additional paid-in capital                                                13,363      13,363
  Accumulated deficit                                                       (1,581)        (25)
  Treasury stock, at cost; 318,700 shares at December 31, 2001 and 2000       (759)       (759)
                                                                          --------    --------
                                                                            11,028      12,584
                                                                          --------    --------
                                                                          $ 18,114    $ 24,895
                                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                    Years Ended December 31,
                                                 -------------------------------
                                                   2001        2000       1999
                                                 --------    --------   --------
Revenue, Net                                     $ 34,153    $ 47,705   $ 49,811

Cost of Goods Sold                                 22,983      30,202     31,925
                                                 --------    --------   --------

          Gross Margin                             11,170      17,503     17,886

Operating Expenses:
  Engineering and product development               1,998       1,742      1,568
  Selling, general and administrative              11,185      14,299     13,684
                                                 --------    --------   --------
                                                   13,183      16,041     15,252
                                                 --------    --------   --------

Operating Income (Loss)                            (2,013)      1,462      2,634

Interest Expense                                      406         705        676
                                                 --------    --------   --------

Income (Loss) Before Income Taxes                  (2,419)        757      1,958

Provision for (Benefit from) Income Taxes            (863)        309        718
                                                 --------    --------   --------

Net Income (Loss)                                $ (1,556)   $    448   $  1,240
                                                 ========    ========   ========

Basic Earnings (Loss) per Share                  $  (0.37)   $   0.10   $   0.29
                                                 ========    ========   ========

Diluted Earnings (Loss) per Share                $  (0.37)   $   0.10   $   0.29
                                                 ========    ========   ========

Weighted Average Shares Outstanding - Basic         4,235       4,273      4,340
                                                 ========    ========   ========

Weighted Average Shares Outstanding - Diluted       4,235       4,305      4,344
                                                 ========    ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
IN THOUSANDS EXCEPT SHARE AMOUNTS

                                    Common Stock           Additional                      Treasury Stock
                              -------------------------     Paid-In     Accumulated    ----------------------
                              Shares Issued    Amount       Capital       Deficit       Shares        Value         Total
                              -------------   ---------    ---------     ---------     ---------    ---------     ---------
Balance, December 31, 1998      4,342,238     $       4    $  12,308     $  (1,713)           --    $      --     $  10,599
  Net income                           --            --           --         1,240            --           --         1,240
  Purchase of common stock             --            --           --            --       (16,800)         (45)          (45)
  Warrants issued                      --            --           26            --            --           --            26
                                ---------     ---------    ---------     ---------     ---------    ---------     ---------

Balance, December 31, 1999      4,342,238             4       12,334          (473)      (16,800)         (45)       11,820
  Net income                           --            --           --           448            --           --           448
  Purchase of common stock             --            --           --            --      (301,900)        (714)         (714)
  Options exercised               211,250             1          836            --            --           --           837
  Tax benefit on stock option
    exercises                          --            --          193            --            --           --           193
                                ---------     ---------    ---------     ---------     ---------    ---------     ---------

Balance, December 31, 2000      4,553,488             5       13,363           (25)     (318,700)        (759)       12,584
  Net loss                             --            --           --        (1,556)           --           --        (1,556)
                                ---------     ---------    ---------     ---------     ---------    ---------     ---------

Balance, December 31, 2001      4,553,488     $       5    $  13,363     $  (1,581)     (318,700)   $    (759)    $  11,028
                                =========     =========    =========     =========     =========    =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
IN THOUSANDS

                                                    Years ended December 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                  -------    -------    -------
Cash flows from Operating Activities:
  Net income (loss)                               $(1,556)   $   448    $ 1,240
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   988        940        830
      Tax benefit on stock option exercises            --        193         --
      Provision for doubtful accounts and sales
        returns                                       839        628        589
      Deferred taxes                                  113        154       (162)
      Rent equalization                               (94)       (51)       (13)
      Loss on sale of repair center division           --         --         86
  Changes in working capital:
    Accounts receivable                             3,962     (2,362)    (1,898)
    Inventories                                     1,376        196       (627)
    Income tax receivable                            (839)        --         --
    Prepaid expenses and other                        296        167       (338)
    Other long-term assets                             (6)      (191)       462
    Accounts payable and accounts payable to
      stockholder                                  (1,318)       766        635
    Accrued liabilities and accrued rebates          (147)       615       (307
                                                  -------    -------    -------
          Net cash flows provided by
            operating activities                    3,614      1,503        497
                                                  -------    -------    -------

Cash flows from Investing Activities:
  Cash paid for license agreement                      --         --       (500)
  Cash paid to acquire property and equipment        (172)      (291)      (387)
  Net proceeds from disposition of repair
    center division                                    --         --         50
  Cash received on notes receivable                    --        114        281
                                                  -------    -------    -------
          Net cash flows used in investing
            activities                               (172)      (177)      (556)
                                                  -------    -------    -------

Cash Flows from Financing Activities:
  Net borrowings (payments) on revolving
    credit facility                                (3,666)    (2,413)       961
  Payments on capital leases                           --         --       (125)
  Purchase of common stock                             --       (714)       (45)
  Stock options exercised                              --        837         --
                                                  -------    -------    -------
          Net cash flows provided by (used in)
            financing activities                   (3,666)    (2,290)       791
                                                  -------    -------    -------

Change in Cash                                       (224)      (964)       732

Cash, beginning of period                             564      1,528        796
                                                  -------    -------    -------

Cash, end of period                               $   340    $   564    $ 1,528
                                                  =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   NATURE OF BUSINESS

     Vodavi Technology, Inc., a Delaware corporation, and subsidiaries (the Company), designs, develops, markets, and supports a broad range of business telecommunications solutions, including digital telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications. The Company markets its products primarily in the United States through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel.

     The Company currently obtains most of its products from manufacturers located in South Korea, Thailand, Taiwan, and the People's Republic of China. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. The Company does not own most of the equipment, tools and molds used in the manufacturing process and has only limited control over the manufacturing of its products. A majority of these purchases are made from a stockholder (see Note 7).

     b.   CUSTOMER CONCENTRATIONS

     Sales to the Company's largest distributor, Graybar Electric Company, Inc., accounted for 27%, 32%, and 41% of total revenues during 2001, 2000 and 1999, respectively. During the same periods, sales to the Company's second largest distributor accounted for an additional 9%, 12%, and 11% of total revenues, respectively. Accounts receivable from the two largest distributors comprise 48% and 50% of total accounts receivable as of December 31, 2001 and 2000, respectively. No other customers accounted for more than 10% of the Company's revenues.

     c.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vodavi Technology, Inc. and its wholly owned subsidiaries Vodavi Communications Systems, Inc. (VCS), and Vodavi-CT, Inc. (Vodavi-CT), formerly known as Enhanced Systems, Inc. (together herein referred to as the Company). In February 2002, Vodavi Direct, Inc. was formed as a wholly owned subsidiary of VCS (see Note 10). All material intercompany transactions have been eliminated in consolidation.

     d.   USE OF ESTIMATES

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

     Estimates are used in accounting for, among other things, customer incentive programs, allowances for doubtful accounts and sales returns, price protection, reserves for excess inventory and obsolescence, and contingencies and litigation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     e.   INVENTORIES

     Inventories consist of purchased finished products from third-party manufacturers and are stated at the lower of cost (first-in, first-out method) or market. The Company's assessment of market value is determined by, among other things, historical and forecasted sales activity, the condition of specific inventory items, and competitive pricing considerations. When the assessed market value is less than the historical cost, provision is made in the financial statements to reduce the carrying amount of the respective inventory items to market value.

     The Company generally takes title to inventory when it is shipped.

     f.   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period.

     Property and equipment and the related useful lives consist of the following as of December 31, 2001 and 2000, respectively.

                                           Useful Life
               Type of Asset                 In Years       2001         2000
               -------------                 --------     --------     --------
                                                           ($000)       ($000)
     Office and computer equipment              5         $  2,825     $  2,741
     Furniture and fixtures                     10             409          346
     Tooling and manufacturing equipment       5-8           1,662        1,693
                                                          --------     --------
                                                             4,896        4,780
     Less - accumulated depreciation                        (3,315)      (2,747)
                                                          --------     --------
                                                          $  1,581     $  2,033
                                                          ========     ========

     Depreciation expense was $627,000, $614,000, and $604,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

     g.   GOODWILL

     Goodwill represents the cost in excess of the estimated fair values of tangible assets and liabilities acquired. Goodwill is being amortized on the straight-line method over 20 years. Amortization expense was $134,000, $134,000, and $141,000, for the years ended December 31, 2001, 2000, and
     1999, respectively. Accumulated amortization was $1,037,000 and $903,000 at December 31, 2001 and 2000, respectively.

     h.   OTHER LONG TERM ASSETS

     Other long-term assets consists principally of acquired licensing rights, including a licensing agreement the Company entered into in 1999 to acquire the licensing and manufacturing rights to certain voice mail products for $500,000. This agreement is being amortized utilizing a useful life of three years. Amortization expense related to this asset was $167,000 for each of the years ended December 31, 2001 and 2000 and $42,000 for the year ended December 31, 1999. The various other licensing-related assets are being amortized over their remaining useful lives.

     i.   IMPAIRMENT OF LONG-LIVED ASSETS

     Goodwill and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company compares the carrying value of the assets to the sum of the expected future cash flows (undiscounted and without interest charges) to be generated by the assets and their ultimate disposition. If the sum of the undiscounted cash flows is less then the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are valued at the lower of carrying value or fair value, less costs to sell.

     j.   RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001, the FASB issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets effective January 1, 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Goodwill amortization expense was $134,000, $134,000, and $141,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     The Company has determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill was impaired. This determination was based principally on the total market value of the Company's issued and outstanding common stock on January 1, 2002 of $5.5 million compared to the Company's book value on December 31, 2001 of $11.0 million. In accordance with SFAS No. 142, early adoption is not permitted. Therefore, the goodwill impairment will be recognized in the first quarter of 2002 as a change in accounting principle.

     Except as disclosed above, the adoption of these Statements is not expected to have a material impact on the Company's financial condition or results from operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results from operations.

     k.   INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is unlikely that some or all of the deferred tax assets will be realized.

     l.   REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Additionally, revenues from software sales were recognized when delivery had occurred, the license fee was fixed and determinable, collectibility was probable and evidence of an arrangement existed. Software maintenance and support revenues were recognized ratably over the term of the contract, generally twelve months. Revenues from professional services for customization of software are generally recognized under two methods, depending on contractual terms. Under the time and materials method, revenue is based on a fee-per-hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project.

     m.   STOCK OPTION PLANS

     Statement of Financial Accounting Standard (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the recognition provisions of APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123 (see Note 5).

     n.   EARNINGS PER SHARE

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

     A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

                                             2001          2000          1999
                                            -------       -------       -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net Income (loss)                      $(1,556)      $   448       $ 1,240
                                            =======       =======       =======

     Weighted average common shares for
       basic earnings per share               4,235         4,273         4,340

     Effect of dilutive stock options(1)         --            32             4
                                            -------       -------       -------

     Weighted average common shares for
       diluted earnings per share             4,235         4,305         4,344
                                            =======       =======       =======

     Basic earnings per share               $ (0.37)      $  0.10       $  0.29
                                            =======       =======       =======

     Diluted earnings per share             $ (0.37)      $  0.10       $  0.29
                                            =======       =======       =======

     (1) Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 646,500, 328,000 and 537,300 shares had an exercise price greater than the average market price during the years ended December 31, 2001, 2000, and 1999, respectively, and therefore did not enter into the earnings per share calculation.

     o.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable, accounts payable, payable to related parties, and accrued liabilities approximate fair values due to the short-term maturities of these instruments. As the revolving credit facility bears a variable interest rate at 2.5% over the 30 day commercial paper rate, the carrying value approximates fair value.

     p.   SEGMENTS

     The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

2.   SPECIAL CHARGES

     During the first quarter of 2001, the Company implemented a restructuring plan aimed at reducing its operating expenses to coincide with its then current sales outlook. Pursuant to the restructuring plan, the Company reduced its workforce by approximately 20 percent, discontinued its Interactive Voice Response product group, and implemented broad-based price reductions on certain voice mail products and single-line telephones. These actions created severance-related obligations of $168,000, estimated shut-down costs of $265,000, and estimated distributor price protection obligations of $432,000.

     Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

     The pre-tax financial impact of these initiatives during the first quarter of 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the year ended December 31, 2001:

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
                                               expenses
                                      ------
                                         699
                                      ------
                                      $1,761
                                      ======

     The following table sets forth the activity of accrued cash charges as of December 31, 2001: (IN THOUSANDS)

                                      Initial                      Balance
                                      Balance      Payments     Dec. 31, 2001
                                      -------       -------     -------------
     Distributor price protection     $   281       $  (195)       $    86
     Severance-related costs              168          (114)            54
     Other shut-down costs                250          (106)           144
                                      -------       -------        -------
                                      $   699       $   415        $   284
                                      =======       =======        =======

     The remaining balance of $284,000 is included in current liabilities in the accompanying consolidated balance sheet at December 31, 2001 and is expected to be paid in 2002.

     The following table sets forth for the periods presented the total revenue and operating income (loss) contributed by the Interactive Voice Response product group that was discontinued in the first quarter of 2001: (IN THOUSANDS)

                                            2001        2000        1999
                                           -------     -------     -------
     Revenue                               $ 1,331     $ 2,420     $ 2,960
     Operating income (loss)                  (359)       (186)       (210)

3.   REVOLVING CREDIT FACILITY

     As of December 31, 2001, the Company had a $15.0 million revolving credit facility with a financial institution. Available borrowings under the facility are based on eligible inventory and accounts receivable and are secured by substantially all of the Company's assets. Interest is payable monthly at a variable rate based on the 30-day commercial paper rate plus 2.50% (4.52% and 9.15% at December 31, 2001 and 2000, respectively). The credit facility expires in April 2003. At December 31, 2001, $2.6 million was outstanding on the revolving credit facility with an additional $6.3 million available for use.

     The credit agreement contains certain financial covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of the financial institution. At December 31, 2001, the Company was in compliance with these financial covenants.

4.   COMMITMENTS AND CONTINGENCIES

     a.   LEGAL MATTERS

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

     On December 21, 1998, the case was removed from the Superior Court to the United States District Court for the Northern District of Georgia - Atlanta Division. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties are currently conducting discovery. The Company is vigorously defending this lawsuit. No provision has been made in the consolidated financial statements.

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

     b.   OPERATING LEASES

     The Company has entered into long-term operating lease agreements for all of its office and warehouse facilities. Minimum payments under the Company's lease agreements are as follows:

     Years Ending
     December 31,                                         Operating Leases
     ------------                                         ----------------
                                                           (IN THOUSANDS)

         2002                                                 $ 1,102
         2003                                                     965
         2004                                                     965
         2005                                                     785
         2006                                                     785
         Thereafter                                             3,927
                                                              -------
         Total Minimum lease commitments                        8,529
         Total minimum noncancellable sublease rentals           (558)
                                                              -------
                                                              $ 7,971
                                                              =======

     Certain of the Company's lease agreements provide for initial periods of free or discounted rental payments. Rent expense is recognized on a straight-line basis and was approximately $1,112,000 for each of the years ended December 31, 2001, 2000, and 1999, respectively. The difference between rent expensed and rent paid ("rent equalization") was $94,000, $51,000, and $13,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     c.   401(k) PROFIT SHARING PLAN

     The Company  sponsors a profit  sharing plan (the 401(k) Plan)  pursuant to
     Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $63,000, $76,000, and $68,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

5.   STOCKHOLDERS' EQUITY

     a.   TREASURY STOCK

     In the fourth quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program authorized by the Company's Board of Directors in October 1999. That program authorized the Company to purchase up to 400,000 common shares over a six-month period, which was subsequently extended through June 2001, on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. As of December 31, 2001, the Company had purchased 318,700 shares at an aggregate cost of $759,000.

     b.   WARRANTS

     In February 1999, pursuant to a marketing agreement with its former investor relations firm, the Company issued warrants for 122,500 shares of the Company's common stock at prices between $4.00-$6.50 per share. The Company valued these warrants at $26,000 utilizing the Black-Scholes option pricing model, and amortized this amount to expense over the 12-month period of the initial agreement. The Company terminated their agreement with the firm in November 2000. The warrants expired unexercised in 2001.

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

     The expiration date, maximum number of shares purchasable, and the other provisions of the options are established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator, but the exercise price may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of the Company's stock) of the fair market value of the common stock at the time of the grant.

     The following table sets forth the activity under the Plan for each of the years presented:

                                         December 31, 2001           December 31, 2000           December 31, 1999
                                      -----------------------     -----------------------     -----------------------
                                                    Weighted                    Weighted                    Weighted
                                                     Average                     Average                     Average
                                      Number of     Exercise      Number of     Exercise      Number of     Exercise
                                       Options        Price        Options        Price        Options        Price
                                      ---------     ---------     ---------     ---------     ---------     ---------
Options outstanding at beginning
  of period                             725,000     $    3.68       779,800     $    4.03       592,400     $    4.88
    Granted                             188,000          1.04       179,500          2.72       267,500          2.62
    Forfeited                          (108,500)         3.49       (81,800)         4.30       (80,100)         4.95
    Exercised                                --            --      (152,500)         4.00            --            --
                                      ---------     ---------     ---------     ---------     ---------     ---------
Options outstanding at end of
  period                                804,500     $    3.08       725,000     $    3.68       779,800     $    4.03
                                      =========     =========     =========     =========     =========     =========
Options available for grant             143,000                     222,500                      70,200
                                      =========                   =========                   =========
Exercisable at end of period            407,375     $    4.11       334,125     $    4.60       384,100     $    4.83
                                      =========     =========     =========     =========     =========     =========
Weighted average fair value of
  options granted                                   $    0.69                   $    1.80                   $    1.69
                                                    =========                   =========                   =========

                                   Options Outstanding                 Options Exercisable
                   ---------------------------------------------    -------------------------
                                       Weighted-
                       Number           Average         Weighted-       Number       Weighted-
                   Outstanding at      Remaining         Average    Exercisable at    Average
    Range of        December 31,      Contractual       Exercise       December      Exercise
Exercise Prices        2001          Life (in years)     Price         31, 2001       Price
---------------    --------------    ---------------    --------    --------------   --------
 $0.80 - $2.65         516,750            8.4           $   2.07         147,125     $   2.59
 $2.66 - $4.51         120,000            5.6           $   3.86         102,500     $   3.93
 $4.52 - $7.00         167,750            3.4           $   5.65         157,750     $   5.64
                     ---------                          --------       ---------     --------
                       804,500                          $   3.08         407,375     $   4.11
                     =========                          ========       =========     ========

     The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001, 2000 and 1999, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 Years Ended December 31,
                                               ----------------------------
                                                2001       2000       1999
                                               ------     ------     ------
     Risk free interest rate                    5.03%      6.14%      5.23%
     Expected dividends                         None       None       None
     Expected lives in years                     5.0        4.9        4.8
     Expected volatility                        79.0%      78.1%      71.6%

     If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting, the Company's net income and earnings per share would have been reported as follows:

                                               Years Ended December 31,
                                          -----------------------------------
                                           2001          2000          1999
                                          -------       -------       -------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income (loss):
       As reported                        $(1,556)      $   448       $ 1,240
       Pro forma                          $(1,682)      $   290       $ 1,035
     Earnings (loss) per share:
       As reported - basic and diluted    $ (0.37)      $  0.10       $  0.29
       Pro forma - basic and diluted      $ (0.40)      $  0.07       $  0.24

     Pursuant to a separation agreement, on February 20, 1998, the Company issued options for 58,750 shares of the Company's common stock at $4.00 per share. The options were exercised in full in the first quarter of 2000.

6.   INCOME TAXES

     The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

                                                2001       2000       1999
                                               ------     ------     ------
                                                      (IN THOUSANDS)

     Current                                   $ (839)    $  463     $  808
     Deferred                                     (24)      (154)       (90)
                                               ------     ------     ------
                                               $ (863)    $  309     $  718
                                               ======     ======     ======

     The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of the net deferred income tax asset at December 31, 2001 and 2000, were as follows:

                                                         2001         2000
                                                        ------       ------
                                                           (IN THOUSANDS)

     Current deferred tax assets:
       Receivable reserves                              $  226       $  268
       UNICAP adjustment                                    84           84
       Other accruals                                      372          472
       Research and development credit                      99          197
                                                        ------       ------
                                                           781        1,021
     Long-term deferred tax assets (liabilities):
       State net operating losses                           82           --
       Depreciation and amortization differences          (241)        (286)
                                                        ------       ------
                                                          (159)        (286)

     Net deferred tax asset                             $  622       $  735
                                                        ======       ======

     Reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                   2001       2000       1999
                                                  ------     ------     ------
     Federal statutory tax rate                    (34.0)%     34.0%      34.0%
     State taxes, net                               (3.3)       3.3        3.0
     Research and development tax credits           (3.1)     (13.9)     (10.0)
     Non-deductible expenses and other permanent
       differences                                   4.7       17.4        9.7
                                                  ------     ------     ------
                                                   (35.7)%     40.8%      36.7%
                                                  ======     ======     ======

     During 2001, the Company generated approximately $2.4 million in state net operating loss carryforwards. These losses can only be carried forward to offset income in future years.

7.   RELATED PARTY TRANSACTIONS

     LG Electronics Inc. (LGE), the Company's principal supplier, owned approximately 20.4% of the Company's outstanding common stock at December 31, 2001 and has a designated member on the Company's board of directors. The Company purchased approximately $15.4 million, $20.6 million, and $18.4 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2001, 2000, and 1999, respectively. Management believes that the purchases from LGE and its affiliate approximate terms that would be offered by non-related parties. The Company owed LGE and its affiliate a total of $984,000 and $2,382,000 for product purchases at December 31, 2001 and 2000, respectively. Payment terms are generally 30 days after products are placed on board for shipment. Current balances are non-interest bearing.

     The Company conducts joint development activities with LGE for the design and development of hardware incorporated into some of the Company's existing and planned telephone systems and commercial grade telephones. Generally, LGE contributes the ongoing research and development costs for the product hardware and produces the finished goods developed under the alliance, and the Company obtains the right to sell such products throughout North America and the Caribbean.

     In July 2001, the Company entered into a development agreement with LGE under which the Company will develop for LGE certain advanced voice messaging technologies. During 2001, the Company recorded revenue of $210,000 for work performed under the development agreement using the percentage of completion method. LGE made cash payments to the Company during 2001 of $150,000 pursuant to the agreement.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the years ended December 31, 2001, 2000, and 1999 was as follows:

                                                2001       2000       1999
                                               ------     ------     ------
                                                      (IN THOUSANDS)

     Interest                                  $  406     $  705     $  676
     Income taxes                                  --        368        677

     On June 24, 1999, the Company sold its repair center division's net inventory, property, and other assets with a net book value of $531,000. The buyer paid consideration of $100,000 cash, a note receivable of $200,000 (paid on July 31, 1999) and a note receivable of $195,000 with monthly payments of approximately $16,000 for twelve months commencing August 1, 1999. This note was paid in full, according to the terms, as of December 31, 2000. The Company also incurred liabilities of $50,000 in connection with this transaction, which were paid in the fourth quarter of 1999. The Company recorded a loss of $86,000 in connection with the sale. As part of this transaction, the Company entered into a seven-year repair and refurbishment agreement with the buyer. Under this agreement, the Company appointed the buyer as the exclusive authorized repair center for the Company's products. During 2001, the Repair and refurbishment agreement was cancelled when the buyer filed for bankruptcy and the Company entered into a new agreement with a third-party.

     Supplemental schedule of non-cash activities for the sale of the repair center division is as follows:

                                                                    1999
                                                                   ------
                                                               (IN THOUSANDS)

     Carrying amount of net assets sold                            $  531
     Notes receivable from buyer                                     (395)
     Loss on sale                                                     (86)
                                                                   ------
          Net cash proceeds from disposition of
            repair center division                                 $   50
                                                                   ======

9. SUMMARY OF QUARTERLY RESULTS (UNAUDITED): (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   First        Second       Third      Fourth
                                  Quarter      Quarter      Quarter     Quarter       Year
                                  --------     --------     --------    --------    --------
     2001
        Revenue, net              $  6,060     $  9,603     $  9,664    $  8,826    $ 34,153
        Gross margin                 1,152        3,442        3,473       3,103      11,170
        Income (loss) before
          income taxes              (3,291)         258          422         192      (2,419)
        Provision (benefit) for
          income taxes              (1,207)          99          169          76        (863)
        Net income (loss)           (2,084)         159          253         116      (1,556)
        Diluted earnings (loss)
          per share                  (0.49)        0.04         0.06        0.03       (0.37)

     2000
        Revenue, net              $  9,603     $ 13,158     $ 13,190    $ 11,754    $ 47,705
        Gross margin                 3,593        4,771        4,895       4,244      17,503
        Income (loss) before
          income taxes                (603)         692          808        (140)        757
        Provision for (benefit
          from) income taxes          (222)         266          311         (46)        309
        Net income (loss)             (381)         426          497         (94)        448
        Diluted earnings (loss)
          per share                  (0.09)        0.10         0.12       (0.02)       0.10

10.  SUBSEQUENT EVENTS

     On March 4, 2002, the Company, through its wholly owned subsidiary Vodavi Direct, Inc., acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of the Company's products. Under the terms of the purchase agreement, the Company paid cash of $624,000 and issued 100,000 shares of restricted common stock.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of Vodavi Technology, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries (the "Company") as of December 31, 2001 and for the year then ended, and have issued our report thereon dated February 8, 2002 (March 4, 2002 as to Note 10); such financial statements and report are included elsewhere in this annual report on Form 10-K of Vodavi Technology, Inc. and subsidiaries. Our audit also included the consolidated financial statement schedules for 2001 of Vodavi Technology, Inc. and subsidiaries, listed in item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2001 consolidated financial statement schedules, when considered in relation to the basic 2001 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Phoenix, Arizona
  February 8, 2002
  (March 4, 2002 as to Note 10)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vodavi Technology, Inc. and subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Vodavi Technology, Inc. and Subsidiaries (the Company) as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated February 2, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included at page S-3 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, for the two years ended December 31, 2000, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Phoenix, Arizona
  February 2, 2001

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                  IN THOUSANDS

                                                      2001        2000        1999
                                                     -------     -------     -------
Reserves for doubtful accounts and sales returns:
  Balance at beginning of year                       $ 1,582     $ 1,239     $   674
  Provision charged to expense                           839         628         589
  Write-offs                                          (1,691)       (285)        (24)
                                                     -------     -------     -------
  Balance at end of year                             $   730     $ 1,582     $ 1,239
                                                     =======     =======     =======

Restructuring reserve:
  Balance at beginning of year                       $    --     $    --     $    94
  Provision charged to expense                           699          --          --
  Payments                                              (415)         --         (94)
                                                     -------     -------     -------
  Balance at end of year                             $   284     $    --     $    --
                                                     =======     =======     =======

Reserves for excess and obsolete inventory:
  Balance at beginning of year                       $   741     $   433     $   426
  Provision charged to expense                         1,027         331         157
  Write-offs                                          (1,147)        (23)       (150)
                                                     -------     -------     -------
  Balance at end of year                             $   621     $   741     $   433
                                                     =======     =======     =======

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT
------                               -------
3.1       Amended Certificate of Incorporation of the Registrant (l)
3.2       Amended and Restated Bylaws of the Registrant (l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share (1)
10.9 Vodavi Technology, Inc. Second Amended and Restated 1994 Stock Option Plan (4)
10.12 Vodavi Key System Agreement dated April 4, 1994 between GoldStar Telecommunication Co., Ltd., and Vodavi Communication Systems, a division of Executone Information Systems, Inc. (l)
10.13 Vodavi Single Line Telephone Agreement dated April 4,1994 between Srithai GoldStar Co., Ltd., and Vodavi Communication Systems, Inc., a division of Executone Information Systems, Inc. (l)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)
10.15 Assignment and Assumption Agreement dated April 11, 1994 between Executone Information Systems, Inc. and V Technology Acquisition Corp.
          (l)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc. (3)
10.23     Amended  and  Restated  Credit  Agreement  dated as of April 11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997 (2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation (2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (5)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc. (5)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc. (5)
10.39 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (6)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc. (7)
10.41 Employment Agreement dated October 1, 1999, between Gregory K. Roeper and Vodavi Technology, Inc. (7)
10.42     Second  Amendment  to Amended  and  Restated  Credit  Agreement  dated
          October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (7)
10.43 Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (8)
10.44 Waiver and Amendment of Credit Agreement dated May 11, 2001, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (9)
10.47 Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (10)
10.48 Employment Agreement, effective October 1, 2001, between Gregory K. Roeper and Vodavi Technology, Inc.
21        List of Subsidiaries
23.1      Consent of Deloitte and Touche LLP
23.2      Consent of Arthur Andersen LLP
----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 31, 1998 and as amended on Form 10-K/A filed on April 30, 1998.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 27, 2000.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed on May 15, 2001.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.