Form 10-K/A
period 2001-12-31
VODAVI TECHNOLOGY INC
filed 2002-04-29
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Documents incorporated by reference: None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors and executive officers:

            NAME                 AGE           POSITION
            ----                 ---           --------

William J. Hinz (1)...........    56    Chairman of the Board
Gregory K. Roeper.............    41    President, Chief Executive Officer, and
                                          Director
David A. Husband..............    33    Vice President-Finance, Chief Financial
                                          Officer, Secretary, and Treasurer
Stephen L. Borcich............    55    Vice President - Sales and Marketing
Kent R. Burgess...............    55    Vice President - Product Development
Steven R. Francis.............    50    Vice President - Direct Sales
Jack A. Henry (2).............    58    Director
Kyeong-Woo Lee................    49    Director
Stephen A McConnell (1)(2)....    49    Director
Emmett E. Mitchell (1)(2).....    46    Director
Frederick M. Pakis............    48    Director

----------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

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

     GREGORY K. ROEPER has served as President of our company since December 1998 and as Chief Executive Officer and a director of our company since December 1999. Mr. Roeper served as our Chief Operating Officer from June 1998 until December 1999. Between November 1994 and June 1998, Mr. Roeper held a variety of other executive positions with our company, including Chief Financial Officer; Executive Vice President - Finance, Administration, and Operations; Secretary; and Treasurer. From 1982 until 1994, Mr. Roeper was employed with Arthur Andersen LLP.

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

     STEVEN R. FRANCIS has served as our Vice President - Direct Sales since March 2002, when we acquired DataSpeak Systems, Inc. Mr. Francis served as co-founder and president of DataSpeak Systems, Inc., an Arizona-based interconnect company from January 1998 until March 2002. Prior to that time, Mr. Francis served as the Vice President of Sales and Marketing of Enhanced Systems, Inc. from October 1996 until December 1997. Mr. Francis previously has served in the communications industry in various positions including various sales and management positions at GTE, Stromberg-Carlson, and Executone.

     JACK A. HENRY has served as a director of our company since November 2001. Mr. Henry began his career in 1966 with the international professional services firm of Arthur Andersen LLP and held positions in the Detroit, San Jose, Seattle, and Phoenix offices. In 2000, Mr. Henry retired as Managing Partner of the Phoenix office and formed Sierra Blance Ventures, LLC, a private advisory and investment firm. Mr. Henry currently serves on the board of directors of Simula, Inc., Harris Trust Bank of Arizona, and SOS Staffing Services, Inc. Mr. Henry has also served in a variety of community positions including most recently as chairman of the Arizona Chamber of Commerce from 1999 to 2000, and chairman of Greater Phoenix Leadership from 2000 to 2001. Mr. Henry attended the U.S. Naval Academy and holds a BBA and MBA from the University of Michigan.

     KYEONG-WOO LEE has served as a director of our company since January 2002. Mr. Lee has served in various capacities for LG Electronics, Inc. and its affiliates since 1977, and since 1999 has served as Vice President of LG InfoComm U.S.A. From 1996 to 1998, Mr. Lee served as a director of LG InfoComm U.S.A. From 1991 to 1996, Mr. Lee served as the Head of System Development Group at switching R&D Center for LG Electronics.

     STEPHEN A MCCONNELL has served as a director of our company since January 1996. Mr. McConnell currently serves as the President of Solano Ventures, an investment fund devoted to small- to mid-sized companies. Mr. McConnell also currently serves as Chairman of G-L Industries, LLC, a manufacturer of wood glue-lam beams used in the construction industry. Mr. McConnell served as Chairman of the Board of Mallco Lumber & Building Materials from September 1991 to June 1997. Mr. McConnell currently serves as a director of Capital Title Group, Inc., Mobile Mini, Inc., and Miracor Diagnostics, Inc., all of which are publicly held companies.

     EMMETT E. MITCHELL has served as a director of our company since February 1999. Mr. Mitchell has been employed with MS Howell & Co., a NASD broker dealer and investment banking firm, as the Executive Vice President since December 2000. Mr. Mitchell has also served as the Chief Financial Officer of InFix Group, Inc., a privately held software company since December 2001. Prior to this, Mr. Mitchell was employed with Paradise Valley Securities, Inc., since October 1991, most recently as the Chairman and Chief Executive Officer.

     FREDERICK M. PAKIS has served as a director of our company since November 2001. Mr. Pakis was a co-founder of JDA Software, Inc. in 1985 where he served as Co-Chairman of the Board, President, and Co-Chief Executive Officer for various periods of time through 1999. Since that time, Mr. Pakis formed and serves as Managing Director of Clarendon Capital Management, LLC, a private advisory and investment firm. Mr. Pakis previously served as a Retail Consulting Manager with Touche Ross & Co. from 1981 to 1985, and as Director of Corporate Planning for the Sherwin Williams Company, a home improvement specialty store company from 1976 to 1981. Mr. Pakis serves on the Board of Directors of Advanced Food Systems, Inc., a privately held software company focusing on the food manufacturing and distribution industry. Mr. Pakis also serves on the boards of several not-for-profit entities, including Phoenix Children's Hospital and Phoenix Country Day School. Mr. Pakis attended the U.S. Military Academy at West Point, received a Bachelor of Science degree in Operations Research from Case Western Reserve University , and a Master of Business Administration degree from the London School of Business, where he studies as a Sloan Fellow.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms we received during the fiscal year ended

December 31, 2001, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Mr. Roeper filed a late Form 4 covering one purchase transaction, and each of Messrs. Husband, Niknam (our Vice President - Engineering, Manufacturing, and Technical Support), and Do-Hyun Kim (a former director) filed a late Form 3 covering their initial statements of beneficial ownership.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information with respect to the compensation we paid to our Chief Executive Officer and our other executive officers who received cash compensation in excess of $100,000 during fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                       -------------
                                           ANNUAL COMPENSATION          SECURITIES
                                      ------------------------------    UNDERLYING       ALL OTHER
  NAME AND PRINCIPAL POSITION(1)      YEAR    SALARY($)    BONUS ($)   OPTIONS(#)(2)   COMPENSATION($)
  ------------------------------      ----    ---------    ---------   -------------   ---------------
Gregory K. Roeper..................   2001     $155,000     $15,000       35,000          $ 8,451(4)
  President and Chief Executive       2000      148,500          --           --            6,579
  Officer(3)                          1999      148,500      25,000      100,000            4,345

Stephen L. Borcich.................   2001     $125,000     $    --           --          $   750(6)
  Vice President - Sales and          2000      134,612(5)   10,000           --              750
  Marketing                           1999      111,480(5)       --       45,000           10,750

Kent R. Burgess....................   2001      125,000     $    --           --          $     --
  Vice President - Product            2000     $ 91,350          --       10,000                --
  Development

----------
(1) We consider Messrs. Roeper, Husband, Borcich, Burgess, and Francis to be our executive officers. David A. Husband became our Chief Financial Officer during March 2001, and the cash compensation paid to Mr. Husband did not exceed $100,000 during fiscal 2001. Mr. Francis became our Vice President - Direct Sales during April 2002, and he did not receive cash compensation from us during fiscal 2001. Mr. Burgess became our Vice President - Product Development in April 2000.
(2) The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) Mr. Roeper became our President in December 1998 and became Chief Executive Officer in December 1999. Mr. Roeper served as a Vice President of our company from November 1994 until December 1998.
(4) Represents premium payment of $2,234 for a long-term disability insurance policy and $5,467 for a term life insurance policy paid by our company. Also includes a 401(k) plan matching contribution in the amount of $750 accrued by our company during fiscal 2001, which will be paid during fiscal 2002.
(5)  Includes sales commissions paid during fiscal 1999 and 2000.
(6) Represents a 401(k) plan matching contribution in the amount of $750 accrued by our company during fiscal 2001, which will be paid during fiscal 2002.

OPTION GRANTS

     The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS                   POTENTIAL REALIZABLE
                              -------------------------------------------------    VALUE AT ASSUMED
                                            PERCENTAGE                               ANNUAL RATES
                              NUMBER OF      OF TOTAL                               OF STOCK PRICE
                              SECURITIES     OPTIONS                               APPRECIATION FOR
                              UNDERLYING    GRANTED TO                               OPTION TERM(1)
                               OPTIONS     EMPLOYEES IN   EXERCISE   EXPIRATION   -------------------
NAME                          GRANTED(#)    FISCAL YEAR     PRICE       DATE        5%          10%
----                          ----------    -----------   --------   ----------   -------     -------
Gregory K. Roeper..........     35,000          19%         $0.99     10/15/11    $21,791     $55,223
Stephen L. Borcich.........       --            --            --         --          --          --
Kent R. Burgess............       --            --            --         --          --          --

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

OPTION HOLDINGS AND VALUES

     The following table provides information on the value of unexercised options held by the officers listed as of December 31, 2001. None of the listed officers exercised any options during 2001.

                      OPTION VALUES AS OF DECEMBER 31, 2001

                              NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                             UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                          OPTIONS AT FISCAL YEAR-END(#)    AT FISCAL YEAR-END($)(1)
                          -----------------------------   ---------------------------
          NAME             EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
          ----             -----------   -------------    -----------   -------------
Gregory K. Roeper........    137,500         85,000         $     --       $ 10,850
Stephen L. Borcich.......     33,750         11,250         $     --       $     --
Kent R. Burgess..........      2,500          7,500         $     --       $     --

----------
(1) Calculated based upon the closing price of our common stock as reported on the Nasdaq SmallCap market on December 31, 2001 of $1.30 per share. The exercise price of certain of the options held by our executive officers on December 31, 2001 were greater than $1.30 per share.

EMPLOYMENT AGREEMENTS

     Effective October 1, 1999, we entered into an employment agreement with William J. Hinz. The agreement had an initial term through September 30, 2001, and automatically renewed through September 30, 2002. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days' written notice. The agreement provides for Mr. Hinz to serve as our Chairman of the Board and to receive a base salary of $75,000 per annum.

     Effective October 1, 1999, we entered into an employment agreement with Mr. Roeper. The agreement had an initial term that expired September 30, 2001, and we renewed and amended the agreement effective October 1, 2001, for a term expiring on September 30, 2002. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days' written notice. The employment agreement provides for

Mr. Roeper to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Roeper to receive a base salary of $155,000 per annum through December 31, 2001, and a base salary of $165,000 per annum from January 1, 2002 through September 30, 2002.

     In the event of a "change of control" of our company, as defined in the employment agreements, Mr. Roeper will receive a minimum bonus of $100,000, and Mr. Hinz will receive a minimum bonus of $50,000. In addition, any options that were granted to Messrs. Roeper or Hinz that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If the executive's employment is terminated as a result of a change of control, we will be required to pay Messrs. Roeper or Hinz, within ten days of the date of termination, the greater of (a) his base salary and benefits for the remaining term of the employment agreement, or (b) his annual base salary.

     Effective March 1, 2002, in connection with our acquisition of DataSpeak Systems, Inc., we entered into an employment agreement with Mr. Francis. The agreement has an initial term through February 2004. The employment agreement provides for Mr. Francis to serve as President of Vodavi Direct, Inc., our wholly owned subsidiary, for a base salary of $125,000 per annum. Pursuant to the agreement, we granted to Mr. Francis ten-year options to purchase 50,000 shares of our common stock at an exercise price per share equal to $1.35, and 25% of the options will vest and become exercisable on each of the first four anniversaries of the date of grant. In the event of a "change of control" of our company, as defined in the agreement, any options that were granted to Mr. Francis that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Francis' employment is terminated as a result of a change of control, we will be required to pay Mr. Francis his base salary and benefits for the remaining term of the agreement.

     Each employment agreement provides that each executive will be eligible to receive discretionary bonuses in amounts determined by our Board of Directors. In addition, the employment agreements generally require us to

     * reimburse each executive for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and their duties under their respective employment agreements; and

     * provide such other fringe benefits that we make generally available to all of our employees on a non-discriminatory basis.

     Each employment agreement provides for the executive to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment "for cause," as defined the agreement. If we terminate the executive's employment or if his employment is terminated by reason of disability, each employment agreement provides for the payment of fixed compensation to the executive for the remaining term of the employment agreement. In the case of Messrs. Roeper and Hinz, we will pay a lump sum within ten days of the date of termination. In addition, each executive's vested options as of the date of termination will remain outstanding through the 90-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     The employment agreements also contain provisions that prohibit each executive from

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

DIRECTOR COMPENSATION AND OTHER INFORMATION

     Employees of our company do not receive compensation for serving as members of our Board of Directors. Each independent director receives an annual retainer fee of $10,000 payable in four equal installments on the first day of each quarter. Each independent director also receives a $500 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending meetings of our Board of Directors, except that Mr. Hinz receives no cash compensation for meetings attended. Committee members other than Mr. Hinz receive a $500 fee for attendance at committee meetings that are held on days other than days on which a Board of Directors' meeting is held. Non-employees who serve as directors of our company also receive automatic grants of stock options under our Amended and Restated 1994 Stock Option Plan.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Performance evaluation and compensation decisions relating to 2001 were made by the Compensation Committee of our Board of Directors, which consisted of Messrs. Mitchell, Hinz, and McConnell. Except for our employment agreement with Mr. Hinz, none of such persons had any contractual or other relationships with us during fiscal 2001 except as directors. See Item 11, "Executive Compensation--Employment Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 22, 2002 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under Item 11, "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

                                                         NUMBER OF SHARES AND     PERCENT OF
                                                         NATURE OF BENEFICIAL    OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                     OWNERSHIP (2)        SHARES (2)
----------------------------------------                     -------------        ----------
DIRECTORS AND EXECUTIVE OFFICERS:
William J. Hinz..........................................       58,500(3)            1.3%
Gregory K. Roeper........................................      207,600(4)            4.6%
David A. Husband.........................................       51,100(5)            1.2%
Stephen L. Borcich.......................................       33,750(6)              *
Kent R. Burgess..........................................        2,503(7)              *
Steven R. Francis........................................      100,000(8)            2.3%
Stephen A McConnell......................................       51,900(9)            1.2%
Emmett E. Mitchell.......................................       25,000(10)             *
Kyeong-Woo Lee...........................................           --(11)            --
Jack A. Henry............................................          900(12)             *
Frederick M. Pakis.......................................           --(13)            --
All directors and officers as a group (eleven persons)...      531,253              11.4%

NON-MANAGEMENT 5% STOCKHOLDERS:
LG Electronics, Inc......................................      862,500(14)          19.8%
Steven A. Sherman........................................      422,330(15)           9.5%
Morningside Value Investors, LLC.........................      243,500(16)           5.6%

----------
*    Less than 1%
(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona 85034.
(2) The percentages shown are calculated based upon 4,349,788 shares of our common stock outstanding on March 22, 2002. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of March 22, 2002. In calculating ownership percentage, all shares of common stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of March 22, 2002 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder. Percentages may be rounded. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.
(3) Includes 11,000 shares of common stock and 47,500 shares of common stock issuable upon exercise of options, but excludes 12,500 shares of common stock issuable upon exercise of unvested stock options.
(4) Includes 32,600 shares of common stock and 175,000 shares of common stock issuable upon exercise of options, but excludes 60,000 shares of common stock issuable upon exercise of unvested stock options.
(5) Includes 41,100 shares of common stock and 10,000 shares of common stock issuable upon exercise of options, but excludes 65,000 shares of common stock issuable upon exercise of unvested stock options.
(6) Includes 33,750 shares of common stock issuable upon exercise of options, but excludes 11,250 shares of common stock issuable upon exercise of unvested stock options.
(7) Includes 3 shares of common stock and 2,500 shares of common stock issuable upon exercise of options, but excludes 7,500 shares of common stock issuable upon exercise of unvested stock options.

(8) Excludes 50,000 shares of common stock issuable upon exercise of unvested stock options.
(9) Includes 26,900 shares of common stock and 25,000 shares issuable upon exercise of options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(10) Includes (a) 5,000 shares of common stock and 15,000 shares issuable upon exercise of options held by Mr. Mitchell, and (b) 500 shares of common stock held by Mr. Mitchell as custodian for his minor children, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options held by Mr. Mitchell.
(11) Excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(12) Excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(13) Excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(14) Represents shares of common stock beneficially owned by LG Electronics Inc. LGE has sole voting power and sole dispositive power over such shares. LGE acquired the shares of our common stock in connection with the merger of its minority owned subsidiary, LGIC, with and into LGE during September 2000. The address of LGE is LG Twin Towers, 20 Yoido-dong, Youngdungpo-gu, Seoul 150-721, Korea.
(15) Includes 115,000 shares of common stock and 75,000 shares issuable upon exercise of options held by Mr. Sherman; 8,000 shares held by Mr. Sherman as custodian for certain of his children; 86,830 shares held by Sherman Capital Group, L.L.C., of which Mr. Sherman is the managing member; and 137,500 shares held by Sherman Capital Partners, L.L.C., of which Mr. Sherman is a managing member. Mr. Sherman disclaims beneficial ownership of all shares held by Sherman Capital Group, L.L.C. and Sherman Capital Partners, L.L.C. except to the extent that his individual interest in such shares arises from his interest in each such entity. The address for Mr. Sherman is 509 Vista Grande Drive, Colorado Springs, Colorado 80906.
(16) Represents 243,500 shares of common stock beneficially owned by Morningside Value Investors, LLC, as investment manager for The Hummingbird Value Fund, L.P. Morningside has sole voting and dispositive power over the shares, and Morningside disclaims any beneficial ownership of the shares inasmuch as it has no pecuniary interest in the shares. Information is based solely on a
     Schedule 13G filed with the Commission on or about March 13, 2002. The address of Morningside Value Investors, LLC is 153 East 53rd Street, 55th Floor, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LG Electronics Inc., our principal supplier, owns 19.8% of our outstanding common stock. Kyeong Woo Lee, a director of our company since January 2002, is an officer of LGE. We purchased approximately $15.4 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2001. We believe that the purchases from LGE and its affiliate approximate terms that would be offered by non-related parties. We owed LGE and its affiliate a total of $984,000 for product purchases as of December 31, 2001.

     We also conduct joint development activities with LGE for the design and development of hardware incorporated into some of our existing and planned telephone systems and commercial grade telephones. Generally, LGE contributes the ongoing research and development costs for the product hardware and produces the finished goods developed under the alliance and we obtain the right to sell such products throughout North America and the Caribbean.

     In July 2001, we entered into a development agreement with LGE under which we will develop for LGE certain advanced voice messaging technologies. During 2001, we recorded revenue of $210,000 for work performed under the development agreement using the percentage of completion method. LGE made cash payments to us during 2001 of $150,000 pursuant to the agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VODAVI TECHNOLOGY, INC.


Date: April 26, 2002                   By: /s/ Gregory K. Roeper
                                           -------------------------------------
                                           Gregory K. Roeper
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE                          TITLE                     DATE
         ---------                          -----                     ----


/s/ William J. Hinz               Chairman of the Board           April 26, 2002
------------------------------
William J. Hinz


/s/ Gregory K. Roeper             President, Chief Executive      April 26, 2002
------------------------------    Officer, and Director
Gregory K. Roeper                 (Principal Executive Officer)


/s/ David A. Husband              Vice President - Finance,       April 26, 2002
------------------------------    Chief Financial
David A. Husband                  Officer, and Secretary
                                  (Principal Financial and
                                  Accounting Officer)

                                  Director                        April __, 2002
------------------------------
Jack A. Henry


/s/ Kyeong-Woo Lee                Director                        April 26, 2002
------------------------------
Kyeong-Woo Lee


/s/ Stephen A McConnell           Director                        April 26, 2002
------------------------------
Stephen A McConnell


/s/ Emmett E. Mitchell            Director                        April 26, 2002
------------------------------
Emmett E. Mitchell


                                  Director                        April __, 2002
------------------------------
Frederick M. Pakis