Form 10-Q
period 2002-03-31
VODAVI TECHNOLOGY INC
filed 2002-05-15
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                           Commission File No. 0-26912


                             Vodavi Technology, Inc.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         86-0789350
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


4717 EAST HILTON AVENUE, PHOENIX, ARIZONA                           85034
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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of May 10, 2002 was 4,349,788.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                                     3

         Consolidated Statements of Operations -
         Three Months Ended March 31, 2002 and 2001                            4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2002 and 2000                            5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

PART II. OTHER INFORMATION                                                    15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                    March 31, 2002  December 31,
                                                      (Unaudited)       2001
                                                       ---------      --------
CURRENT ASSETS:
  Cash                                                  $  1,142      $    340
  Accounts receivable, net of reserves for doubtful
   accounts and sales returns of $717 and
   $730, respectively                                      7,002         6,996
  Inventory                                                4,378         5,331
  Income tax receivable                                       --           839
  Prepaids and other current assets                          579           574
                                                        --------      --------
     Total current assets                                 13,101        14,080

PROPERTY AND EQUIPMENT, net                                1,862         1,581

GOODWILL, net                                                734         1,638

DEFERRED TAXES                                               994           622

OTHER LONG-TERM ASSETS                                       162           193
                                                        --------      --------
                                                        $ 16,853      $ 18,114
                                                        ========      ========
CURRENT LIABILITIES:
  Accounts payable                                      $  3,042      $  2,438
  Accrued liabilities                                      1,631         2,014
  Revolving credit facility                                2,065         2,593
                                                        --------      --------
    Total current liabilities                              6,738         7,045
                                                        --------      --------
DEFERRED RENT OBLIGATIONS                                     33            41
                                                        --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    1,000,000 shares authorized, no shares issued             --            --
  Common stock, $.001 par value; 10,000,000 shares
    authorized; 4,668,488 and 4,553,488 shares
    issued, respectively                                       5             5
  Additional paid-in capital                              13,513        13,363
  Accumulated deficit                                     (2,677)       (1,581)
  Treasury stock, 318,700 shares at cost                    (759)         (759)
                                                        --------      --------
                                                          10,082        11,028
                                                        --------      --------
                                                        $ 16,853      $ 18,114
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
REVENUE, net                                                 $ 8,790    $ 6,060

COST OF GOODS SOLD                                             5,639      4,908
                                                             -------    -------
GROSS MARGIN                                                   3,151      1,152
                                                             -------    -------
OPERATING EXPENSES:
  Engineering and product development                            489        496
  Selling, general and administrative                          2,352      3,786
                                                             -------    -------
                                                               2,841      4,282
                                                             -------    -------
OPERATING INCOME (LOSS)                                          310     (3,130)

INTEREST EXPENSE                                                  31        161
                                                             -------    -------

INCOME (LOSS) BEFORE INCOME TAXES
AND CHANGE IN ACCOUNTING PRINCIPLE                               279     (3,291)

INCOME TAX PROVISION (BENEFIT)                                   112     (1,207)
                                                             -------    -------
INCOME (LOSS) BEFORE CHANGE
IN ACCOUNTING PRINCIPLE                                          167     (2,084)

CHANGE IN ACCOUNTING PRINCIPLE,
net of tax                                                    (1,263)        --
                                                             -------    -------

NET LOSS                                                     $(1,096)   $(2,084)
                                                             =======    =======

EARNINGS PER COMMON SHARE:
Basic and Diluted -
  Income (loss) before change in accounting principle        $  0.04    $ (0.49)
  Change in accounting principle                               (0.30)        --
                                                             -------    -------
  Net loss                                                   $ (0.26)   $ (0.49)
                                                             =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted                                              4,273      4,235
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,096)   $(2,084)
  Adjustments to reconcile net loss to net cash
   flows provided by operating activities:
    Depreciation and amortization                                175        273
    Deferred rent obligations                                     (8)       (21)
    Change in accounting principle                             1,263         --
  Changes in working capital:
    Accounts receivable, net                                      (6)     6,180
    Inventory                                                    973     (1,804)
    Income tax receivable                                        839         --
    Prepaids and other current assets                              4     (1,055)
    Other long-term assets and deferred taxes                    (19)        41
    Accounts payable                                             604     (1,411)
    Accrued liabilities                                         (422)       231
                                                             -------    -------
      Net cash flows provided by
       operating activities                                    2,307        350
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire property and equipment                   (353)       (36)
  Cash paid to acquire DataSpeak Systems, Inc.                  (624)        --
                                                             -------    -------
      Net cash flows used in investing activities               (977)       (36)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility                     (528)      (581)
                                                             -------    -------
      Net cash flows used in financing activities               (528)      (581)
                                                             -------    -------
INCREASE (DECREASE) IN CASH                                      802       (267)

CASH, beginning of period                                        340        564
                                                             -------    -------

CASH, end of period                                          $ 1,142    $   297
                                                             =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $    31    $   161
                                                             =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    UNAUDITED


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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, customer incentive programs, allowances for bad debts and sales returns, inventory obsolescence, product warranty, depreciation, taxes and other contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

The results for the three months ended March 31, 2002 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)  CALCULATION OF EARNINGS PER SHARE

In accordance with SFAS No. 128, EARNINGS PER SHARE, the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding. As the Company reported a net loss in both three-month periods ended March 31, 2002 and 2001, no dilutive securities were included in the calculation of diluted EPS, as their effects would be antidilutive.

(c)  SEGMENT REPORTING

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

(d)  CHANGE IN ACCOUNTING PRINCIPLE AND RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after June 30, 2001 and affected the Company's treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

The Company has determined that upon adoption of these statements on January 1, 2002, the entire $1.6 million carrying amount of the existing goodwill was impaired. This determination was based principally on the total market value of the Company's issued and outstanding common stock on January 1, 2002 of $5.5 million compared to the Company's book value on December 31, 2001 of $11.0 million. Accordingly, during the first quarter of 2002, the Company recorded a goodwill impairment of $1.3 million, net of tax. The goodwill impairment is presented in the accompanying financial statements as a change in accounting principle in accordance with the provisions of FASB No. 142.

The following table sets forth, for the periods presented,  pro forma net income
(loss) as if the Company had adopted SFAS Nos. 142 and 141 from the earliest period presented:

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
      Income (loss) before change in accounting
       principle, as reported                             $   167       $(2,084)
      Add back goodwill amortization                           --            25
                                                          -------       -------
      Adjusted net income (loss)                          $   167       $(2,059)
                                                          =======       =======

Except as disclosed above, the adoption of these Statements did not have a material impact on the Company's financial condition or results from operations.

In October 2001, the FASB issued SFAS No. 144 ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results from operations.

(e)  RECENT ACQUISITIONS

On March 4, 2002, the Company, through its wholly owned subsidiary Vodavi Direct, Inc., acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of the Company's products. Under the terms of the purchase agreement, the Company paid cash of $624,000 and issued 100,000 shares of restricted common stock valued at $135,000 based on the closing price of the Company's common stock on the date of the acquisition. The purchase price was allocated as follows: (in thousands)

                  Inventory                     $  20
                  Prepaid assets                    9
                  Property and Equipment           50
                  Goodwill                        734
                  Accrued Liabilities             (54)
                                                -----
                                                $ 759
                                                =====

(f)  SPECIAL CHARGES

During the first quarter of 2001, the Company implemented a restructuring plan aimed at reducing its operating expenses to coincide with its then current sales outlook. Pursuant to the restructuring plan, the Company reduced its workforce, discontinued its Interactive Voice Response product group, and implemented broad-based price reductions on certain voice mail products and single-line telephones. Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements and inventory impairments. The pre-tax financial impact of these initiatives during the first quarter of 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. See Item 2, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained elsewhere in this quarterly report for more information.

(g)  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits. See Item 3, "Legal Proceedings" included in the Company's Form 10-K for the year ended December 31, 2001. There have been no significant developments in these lawsuits since the filing of the Company's Form 10-K. The Company has not made any material provisions in its financial statements for these lawsuits. The Company is also subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company cannot provide assurance, however, that damages that result in a material adverse effect on its financial position or results of operations will not be imposed by these matters.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to customer incentives, bad debts, sales returns, excess and obsolete inventory, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of March 31, 2002, Graybar accounted for 36.6% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.







                        [SPACE INTENTIONALLY LEFT BLANK]

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                              2002         2001
                                                             -----        -----
Revenue                                                      100.0%       100.0%
Cost of goods sold                                            64.2         81.0
                                                             -----        -----
Gross margin                                                  35.8         19.0

Operating expenses:
Engineering and product development                            5.6          8.2
Selling, general, and administrative                          26.7         62.4
                                                             -----        -----
                                                              32.3         70.6

Operating income (loss)                                        3.5        (51.6)
Interest expense, net                                          0.3          2.7
                                                             -----        -----
Pretax income (loss)                                           3.2        (54.3)
Income tax expense (benefit)                                   1.3        (19.9)
                                                             -----        -----
Income (loss) before change in accounting principle            1.9        (34.4)
Change in accounting principle                               (14.4)          --
                                                             -----        -----
Net income (loss)                                            (12.5)%       34.4%
                                                             =====        =====

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
                                      ------
                                         699
                                      ------
                                      $1,761
                                      ======

The following table sets forth the activity of accrued cash charges for the three-month period ended March 31, 2002: (IN THOUSANDS)

                                          Balance                    Balance
                                          Dec 31,                   March 31,
                                            2001      Reductions       2002
                                          -------     ----------    ---------
    Distributor price protection           $  86        $ (86)        $  --
    Severance-related costs                   54          (54)           --
    Other shut-down costs                    144          (35)          109
                                           -----        -----         -----
                                           $ 284        $(175)        $ 109
                                           =====        =====         =====

QUARTERLY PERIOD ENDED MARCH 31, 2002 COMPARED WITH QUARTERLY PERIOD ENDED MARCH 31, 2001

REVENUE

     Revenue for the three month period ended March 31, 2002 totaled $8.8 million, an increase of $2.7 million, or 44.3%, from revenue of $6.1 million for the same period of 2001. Sales to our supply house customers accounted for approximately $4.8 million, or 54.5% of our total revenue during the 2002 first quarter compared with $2.4 million, or 39.3% of our total revenue in the 2001 first quarter. The increase in sales to our supply house customers in the 2002 first quarter is principally related to inventory reductions at the supply houses in the 2001 first quarter, the magnitude of which we did not experience in the most recent quarter.

     Revenue in the 2002 first quarter was negatively impacted by our decision to exit the retail Interactive Voice Response business during the first quarter of 2001. Revenue attributable to this business totaled $135,000 during the 2002 quarter compared with $362,000 during the 2001 first quarter.

     Sales through our INFINITE direct dealer program totaled $3.7 million, or 42.0% of our total revenue for the first quarter of 2002 compared with $3.5 million, or 57.4% of our total revenue for the same period a year ago. During 2002, we continued our program to focus on selling to fewer, but larger and better-established, dealers. Although not significantly, this quarter also benefited from revenue generated by our newly acquired direct sales office in the Phoenix metropolitan area

GROSS MARGIN

     Our gross margin was $3.2 million during the 2002 quarter compared with $1.2 million during the first quarter of 2001. Our gross margin as a percentage of total revenue increased to 35.8% during 2002 compared with 19.0% during the comparable period of 2001. The increase in our gross margin percentage during 2002 is a direct result of (a) inventory impairments and price protection obligations of $1.0 million recorded during the first quarter of 2001, which we did not experience in the 2002 first quarter; (b) improved leverage over the fixed component of costs of goods sold, which includes labor and other warehouse and distribution costs; and (c) increased sales of larger systems, which typically carry higher profit margins.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures remained consistent at approximately $500,000 for each of the respective quarters. We continue to invest in the development efforts on our next generation IP Key Telephone System as well as enhancements to our existing Key Telephone Systems and voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $2.4 million during the first quarter of 2002 compared with $3.8 million in the 2001 first quarter, a reduction of $1.4 million, or 36.8%. Excluding special charges of approximately $760,000 recorded in the first quarter of 2001, selling, general, and administrative expenses in the most recent quarter declined by $674,000, or 21.7%, from the same period a year ago. This decrease is the net effect of a number of factors, including (a) headcount reductions; (b) decreased marketing and promotional expenses; (c) the discontinuance of our IVR business; and (d) strict cost controls over discretionary spending.

INTEREST EXPENSE

     Interest expense decreased to $31,000 for the first three months of 2002 from $161,000 for the same period a year ago. Our interest expense for the current period was positively impacted by a sharp reduction in both the average outstanding balance and the applicable borrowing rate from a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 40.1% during 2002 compared with an effective rate of 36.7% during 2001. The change in effective rates between periods reflects the impact of permanent book/tax differences in loss years versus years with positive pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was $6.4 million at March 31, 2002 compared with $7.0 million at December 31, 2001. We had a cash balance of $1,142,000 at March 31, 2002. Changes in working capital that increased our cash position during the first three months of 2002 included a reduction in inventory of $973,000 and the receipt of an income tax refund of $839,000. Factors that reduced our cash balance during the 2002 first quarter included cash payments of $528,000 on our revolving credit facility, $353,000 for purchases of property and equipment, and $624,000 for the acquisition of DataSpeak Systems, Inc.

     Our days sales outstanding, calculated on quarterly sales, was approximately 71 days as of March 31, 2002 and December 31, 2001. Our days sales outstanding, and our liquidity, is significantly influenced by the timing of payments received from our largest distributors. Our two largest distributors comprised 49% of our total accounts receivable as of March 31, 2002 and 48% of our total accounts receivable as of December 31, 2001.

     Our inventory turnover, measured in terms of day's sales outstanding on a quarterly basis, improved to 70 days as of March 31, 2002 from 84 days as of December 31, 2001. The improvement in inventory turnover reflects our ongoing efforts to enhance the procurement process to coincide with our sales forecast and our efforts to reduce the levels of slow moving inventory.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $4.7 million as of March 31, 2002 compared with $4.5 million as of December 31, 2001. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll. We generally pay trade payables within 45 days from the invoice date.

     We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires during April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 4.28% as of March 31, 2002. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. As of March 31, 2002, we were in compliance with all of the covenants. We had total borrowing capacity of approximately $8.2 million under the credit facility at March 31, 2002, of which $2.1 million was outstanding and $6.1 million was unused and available.

     During March 2002 we acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of our products. Under the terms of the purchase agreement, we paid cash of $624,000 and issued 100,000 shares of restricted common stock. The cash portion of the acquisition was funded through proceeds available under our credit facility.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of March 31, 2002 and the year in which those commitments become due or are expected to be settled (IN THOUSANDS):

                                                      Accounts
                                                     Payable &
               Operating     Credit    Purchase       Accrued
Year             Leases    Facility   Commitments   Liabilities    Total
----           ---------   --------   -----------   -----------   -------
2002            $   809     $    --     $ 3,920       $ 4,673     $ 9,402
2003                965       2,065          --            --       3,030
2004                965          --          --            --         965
2005                785          --          --            --         785
2006                785          --          --            --         785
Thereafter        3,927          --          --            --       3,927
                -------     -------     -------       -------     -------
Total           $ 8,236     $ 2,065     $ 3,920       $ 4,673     $18,894
                =======     =======     =======       =======     =======

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

INTERNATIONAL MANUFACTURING SOURCES

     We currently obtain most of our products under various manufacturing arrangements with third-party manufacturers in Asia, including LGE who owns approximately 20% of our outstanding common stock. As of the date of this report, we do not believe that the current economic or political environment in Asia will have any adverse impact on our operations.

IMPACT OF RECENTLY ISSUED STANDARDS

In 2001, the FASB issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after June 30, 2001 and affected our treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

We have determined that upon adoption of these statements on January 1, 2002, the entire $1.6 million carrying amount of the existing goodwill was impaired. This determination was based principally on the total market value of our issued and outstanding common stock on January 1, 2002 of $5.5 million compared to our book value on December 31, 2001 of $11.0 million. Accordingly, during the first quarter of 2002, we recorded a goodwill impairment of $1.3 million, net of tax. The goodwill impairment is presented in the accompanying financial statements as a change in accounting principle in accordance with the provisions of FASB No. 142.

The following table sets forth, for the periods presented,  pro forma net income
(loss) as if we had adopted SFAS Nos. 142 and 141 from the earliest period presented:

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
      Income (loss) before change in accounting
       principle, as reported                             $   167       $(2,084)
      Add back goodwill amortization                           --            25
                                                          -------       -------
      Adjusted net income (loss)                          $   167       $(2,059)
                                                          =======       =======

Except as disclosed above, the adoption of these statements did not have a material impact on our financial condition or results from operations.

In October 2001, the FASB issued SFAS No. 144 ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results from operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107.

We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 4.28% at March 31, 2002. The principal of loans under this line of credit is due in April 2003. At March 31, 2002 we had outstanding borrowings on the line of credit of approximately $2.1 million.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Not applicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 4, 2002, we issued 100,000 shares of common stock at $1.35 per share to DataSpeak Systems, Inc. in connection with our acquisition of all of the assets of DataSpeak. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

                                        VODAVI TECHNOLOGY, INC.

Dated: May 14, 2002                     /s/ Gregory K. Roeper
                                        -------------------------------
                                        Gregory K. Roeper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated: May 14, 2002                     /s/ David A. Husband
                                        -------------------------------
                                        David A. Husband
                                        Chief Financial Officer and
                                        Vice President - Finance
                                        (Principal Financial and
                                        Accounting Officer)