Form 10-Q
period 2002-06-30
VODAVI TECHNOLOGY INC
filed 2002-08-13
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of August 12, 2002 was 4,349,788.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Consolidated Balance Sheets - June 30, 2002
         and December 31, 2001                                                 3

         Consolidated Statements of Operations - Three and Six
         Months Ended June 30, 2002 and 2001                                   4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2001                                          5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

PART II. OTHER INFORMATION                                                    16

         SIGNATURES                                                           17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                    June 30, 2002   December 31,
                                                     (Unaudited)       2001
                                                       --------      --------
CURRENT ASSETS:
  Cash                                                 $    652      $    340
  Accounts receivable, net of reserves for doubtful
    accounts and sales returns of $950 and
    $730, respectively                                    7,263         6,996
  Inventory                                               3,669         5,331
  Income tax receivable                                      --           839
  Prepaids and other current assets                         668           574
                                                       --------      --------
    Total current assets                                 12,252        14,080

PROPERTY AND EQUIPMENT, net                               1,767         1,581

GOODWILL                                                    734         1,638

DEFERRED TAXES                                              994           622

OTHER LONG-TERM ASSETS                                      103           193
                                                       --------      --------
                                                       $ 15,850      $ 18,114
                                                       ========      ========
CURRENT LIABILITIES:
  Accounts payable                                     $  2,962      $  2,438
  Accrued liabilities                                     1,654         2,014
  Revolving credit facility                                 825         2,593
                                                       --------      --------
    Total current liabilities                             5,441         7,045
                                                       --------      --------

OTHER LONG-TERM OBLIGATIONS                                  25            41
                                                       --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued                             --            --
  Common stock, $.001 par value; 10,000,000 shares
    authorized; 4,668,488 and 4,553,488 shares
    issued, respectively                                      5             5
  Additional paid-in capital                             13,513        13,363
  Accumulated deficit                                    (2,375)       (1,581)
  Treasury stock, 318,700 shares at cost                   (759)         (759)
                                                       --------      --------
                                                         10,384        11,028
                                                       --------      --------
                                                       $ 15,850      $ 18,114
                                                       ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                June 30,
                                                          -------------------     --------------------
                                                            2002       2001         2002        2001
                                                          --------   --------     --------    --------
REVENUE, net                                              $  9,459   $  9,603     $ 18,249    $ 15,663

COST OF GOODS SOLD                                           5,996      6,161       11,634      11,069
                                                          --------   --------     --------    --------
GROSS MARGIN                                                 3,463      3,442        6,615       4,594
                                                          --------   --------     --------    --------
OPERATING EXPENSES:
  Engineering and product development                          569        495        1,059         991
  Selling, general and administrative                        2,367      2,580        4,719       6,366
                                                          --------   --------     --------    --------
                                                             2,936      3,075        5,778       7,357
                                                          --------   --------     --------    --------
OPERATING INCOME (LOSS)                                        527        367          837      (2,763)

INTEREST EXPENSE                                                28        109           59         270
                                                          --------   --------     --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE                               499        258          778      (3,033)

INCOME TAX PROVISION (BENEFIT)                                 197         99          309      (1,108)
                                                          --------   --------     --------    --------
INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE            302        159          469      (1,925)

CHANGE IN ACCOUNTING PRINCIPLE, net of income taxes             --         --       (1,263)         --
                                                          --------   --------     --------    --------
NET INCOME (LOSS)                                         $    302   $    159     $   (794)   $ (1,925)
                                                          ========   ========     ========    ========
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted -
  Income (loss) before change in accounting principle     $   0.07   $   0.04     $   0.11    $  (0.45)
  Change in accounting principle                                --         --        (0.29)         --
                                                          --------   --------     --------    --------
  Net income (loss)                                       $   0.07   $   0.04     $  (0.18)   $  (0.45)
                                                          ========   ========     ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                      4,350      4,235        4,311       4,235
                                                          ========   ========     ========    ========
  Diluted                                                    4,462      4,235        4,391       4,235
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                           ------------------
                                                             2002       2001
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (794)   $(1,925)
  Adjustments to reconcile net loss to net cash
    flows provided by operating activities:
      Depreciation and amortization                            352        510
      Rent levelization                                        (16)       (44)
      Change in accounting principle                         1,263         --
  Changes in working capital:
    Accounts receivable, net                                  (267)     4,657
    Inventory                                                1,682        517
    Income tax receivable                                      839     (1,116)
    Prepaids and other current assets                          (85)       303
    Other long-term assets and deferred taxes                   (9)        40
    Accounts payable                                           523     (1,468)
    Accrued liabilities                                       (398)      (326)
                                                           -------    -------
      Net cash flows provided by operating activities        3,090      1,148
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire property and equipment                 (386)       (59)
  Cash paid to acquire DataSpeak Systems, Inc.                (624)        --
                                                           -------    -------
      Net cash flows used in investing activities           (1,010)       (59)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility                 (1,768)    (1,595)
                                                           -------    -------
      Net cash flows used in financing activities           (1,768)    (1,595)
                                                           -------    -------
INCREASE (DECREASE) IN CASH                                    312       (506)

CASH, beginning of period                                      340        564
                                                           -------    -------
CASH, end of period                                        $   652    $    58
                                                           =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $    59    $   270
                                                           =======    =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire DataSpeak Systems, Inc.   $   135    $    --
                                                           =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


(a)  INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements have been prepared by Vodavi Technology, Inc. and subsidiaries ("Vodavi" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, customer incentive programs, bad debts, sales returns, excess and obsolete inventory, and contingencies and litigation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

The results for the six months ended June 30, 2002 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's latest Annual Report on Form 10-K for the year ended December 31, 2001.

(b)  CALCULATION OF EARNINGS PER SHARE

In accordance with SFAS No. 128, EARNINGS PER SHARE, the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding. Except for 112,000 and 80,000 dilutive securities in the three and six-month periods ended June 30, 2002, respectively, there were no dilutive securities included in the calculation of diluted EPS for any other period reported.

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

The Company has determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the existing goodwill was impaired. This determination was based principally on the total market value of the Company's issued and outstanding common stock on January 1, 2002 of $5.5 million compared to the Company's book value on December 31, 2001 of $11.0 million. Accordingly, during the first quarter of 2002, the Company recorded a goodwill impairment of $1.3 million, net of tax. The goodwill impairment is presented in the accompanying financial statements as a change in accounting principle in accordance with the provisions of SFAS No. 142.

The following table sets forth, for the periods presented,  pro forma net income
(loss) as if the Company had adopted SFAS No. 142 from the earliest period presented:

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                               ------------------     ------------------
                                                 2002       2001        2002       2001
                                               -------    -------     -------    -------
Income (loss) before change in
  accounting principle, as reported            $   302    $   159     $   469    $(1,925)
Add back goodwill amortization, net of taxes        --         25          --         50
                                               -------    -------     -------    -------
Adjusted net  income (loss)                    $   302    $   184     $   469    $(1,875)
                                               =======    =======     =======    =======

Except as disclosed above, the adoption of these Statements did not have a material impact on the Company's financial condition or results of operations.

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

(e)  RECENT ACQUISITIONS

On March 4, 2002, the Company, through its wholly owned subsidiary Vodavi Direct, Inc., acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of the Company's products. Under the terms of the purchase agreement, the Company paid cash of $624,000 and issued 100,000 shares of restricted common stock valued at $135,000 based on the closing price of the Company's common stock on the date of the acquisition. The purchase price was allocated as follows (in thousands):

                Inventory                                  $ 20
                Prepaid assets                                9
                Property and Equipment                       50
                Goodwill                                    734
                Accrued Liabilities                         (54)
                                                          -----
                                                          $ 759
                                                          =====

(f)  SPECIAL CHARGES

During the first quarter of 2001, the Company implemented a restructuring plan aimed at reducing its operating expenses to coincide with its then current sales outlook. Pursuant to the restructuring plan, the Company reduced its workforce, discontinued its Interactive Voice Response product group, and implemented broad-based price reductions on certain voice mail products and single-line telephones. Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements and inventory impairments. The pre-tax financial impact of these initiatives during the first quarter of 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this quarterly report for more information.

(g)  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits. See Part II, Item 1, "Legal Proceedings" included elsewhere in this quarterly report for more information. The Company has not made any provisions in its financial statements for these lawsuits. The Company is also subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company cannot provide assurance, however, that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We design, develop, market, and support a broad range of business telecommunications solutions, including telephony products, voice processing products, and computer-telephony products for a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features, such as automatic call distribution and Internet protocol, or IP, gateways. Our voice processing products include interactive voice response systems, automated attendant, and voice and fax mail. Our computer-telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States through a distribution model consisting primarily of wholesale distributors and direct dealers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

CUSTOMER INCENTIVES

     We reduce our revenue to account for customer incentive programs, including special pricing agreements, price protection for our distributors, promotions, and other volume-related rebate programs. Such reductions to revenue are estimates that are based on a number of factors, including our assumptions related to customer redemption rates, sales volumes, and inventory levels at our distributors. If actual results differ from our original assumptions, revisions are made to our estimates that could result in additional reductions to our reported revenue in the period the revisions are made. Additionally, if market conditions were to decline, we may take actions to increase the level of customer incentive offerings that could result in an incremental reduction of revenue in the period in which we offer the incentive.

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of June 30, 2002, Graybar accounted for 30.1% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

SALES RETURNS

     We maintain reserves for estimated sales returns. While we have distribution agreements with our largest distributors that limit the amount of sales returns on active products, we generally allow unlimited returns of products that we discontinue. Accordingly, the timing and amount of revisions to our estimates for sales returns is largely influenced by the discontinuance of product lines and our ability to predict the inventory levels of such products at our largest distributors. Revisions to these estimates have the effect of increasing or decreasing the reported amount of revenue in the period in which the revisions are made. We generally do not accept product returns from our direct dealers unless the product is damaged.

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

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                       ----------------      -----------------
                                        2002      2001        2002       2001
                                       ------    ------      ------     ------
Revenue, net                            100.0%    100.0%      100.0%     100.0%
Cost of goods sold                       63.4      64.2        63.8       70.7
                                       ------    ------      ------     ------
  Gross margin                           36.6      35.8        36.2       29.3
Operating expenses:
Engineering and product development       6.0       5.1         5.8        6.3
Selling, general and administrative      25.0      26.9        25.8       40.6
                                       ------    ------      ------     ------
                                         31.0      32.0        31.6       46.9
                                       ------    ------      ------     ------
Operating income (loss)                   5.6       3.8         4.6      (17.6)
Interest expense                          0.3       1.1         0.3        1.7
                                       ------    ------      ------     ------
Income (loss) before income tax and
  change in accounting principle          5.3       2.7         4.3      (19.3)
Income tax provision (benefit)            2.1       1.0         1.7       (7.0)
Income (loss) before change in
  accounting principle                    3.2       1.7         2.6      (12.3)
Change in accounting principle             --        --        (6.9)        --
                                       ------    ------      ------     ------
Net income (loss)                         3.2%      1.7%       (4.3)%    (12.3)%
                                       ======    ======      ======     ======

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

REVENUE

     Revenue totaled $9.5 million in the second quarter of 2002 compared to revenue of $9.6 million in the second quarter of 2001. Sales to our supply house customers accounted for approximately $5.6 million, or 59.0% of our total revenue during the second quarter of 2002 compared with $5.8 million, or 60.0% of our total revenue in the same period of 2001. Sales through our INFINITE direct dealer program totaled $3.6 million, or 38.0% of our total revenue for the second quarter of 2002 compared with $3.8 million, or 39.8% of our total revenue for the same period a year ago. Sales through our newly acquired direct sales office totaled $466,000, or 5.0% of our total revenue during the second quarter of 2002 compared to zero in the same period in 2001.

     Revenue for the second quarter of 2002 was negatively impacted by our decision to exit the retail Interactive Voice Response business during the first quarter of 2001. We did not generate any revenue from this business in the second quarter of quarter of 2002 compared to revenue of $310,000 in the same period of 2001. Revenue during the 2002 second quarter was also negatively impacted by our inability to fulfill approximately $400,000 of orders due to a shortage of certain inventory items. These orders will be fulfilled in the third quarter when our inventory is replenished.

GROSS MARGIN

     Our gross margin was $3.5 million during the second quarter of 2002 compared with $3.4 million during the same period of 2001. Our gross margin as a percentage of total revenue increased to 36.6% during 2002 compared with 35.8% during the comparable period of 2001. The improvement in our gross margin percentage is attributable to our newly acquired direct sales office, which generates higher gross margins than our other channels of distribution.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased approximately $75,000 to $0.6 million from $0.5 million a year ago. We continue to invest in the development efforts on our next generation IP Key Telephone System as well as enhancements to our existing Key Telephone Systems and voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $2.4 million during the second quarter of 2002 compared with $2.6 million in the same period in 2001, a reduction of approximately $200,000. This decrease is the net effect of a number of factors, including (a) decreased sales and marketing expenses; (b) the discontinuance of our IVR business; and (c) strict cost controls over discretionary spending. These expense reductions were slightly offset by the additional operating expenses associated with our newly acquired direct sales office and higher provisions for bad debts.

INTEREST EXPENSE

     Interest expense decreased to $28,000 for the second quarter of 2002 from $109,000 for the same period a year ago. Our interest expense for the current period was positively impacted by a sharp reduction in both the average outstanding balance and the applicable borrowing rate from a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.5% for the 2002 second quarter compared with an effective rate of 38.4% during 2001. The change in effective rates between periods reflects the impact of permanent book/tax differences.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

2001 SPECIAL CHARGES

     During the first quarter of 2001, we implemented a restructuring plan aimed at reducing our operating expenses to coincide with our revised sales outlook. Pursuant to the restructuring plan, we reduced our workforce, discontinued our Interactive Voice Response product group, and implemented broad-based price reductions on certain product lines. These actions created severance-related obligations of $168,000, estimated shutdown costs of $265,000, and estimated distributor price protection obligations of $432,000.

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
                                       ------
                                          699
                                       ------
                                       $1,761
                                       ======

The following table sets forth the activity of accrued cash charges as of June 30, 2002: (IN THOUSANDS)

                                         Balance                       Balance
                                         Dec. 31,                      Jun. 30,
                                           2001         Payments         2002
                                         --------       --------       -------
     Distributor price protection         $  86          $ (86)         $  --
     Severance-related costs                 54            (54)            --
     Other shut-down costs                  144           (121)            23
                                          -----          -----          -----
                                          $ 284          $(261)         $  23
                                          =====          =====          =====

REVENUE

     Revenue for the six-month period ended June 30, 2002 totaled $18.3 million, an increase of $2.6 million, or 16.5%, from revenue of $15.7 million for the same period of 2001. Sales to our supply house customers accounted for approximately $10.4 million, or 57.0% of our total revenue during the first six months of 2002 compared with $8.1 million, or 52.0% of our total revenue in the same period of 2001, representing a year-to-date increase of $2.3 million, from the same period in 2001. The increase in sales to our supply house customers in the first two quarters of 2002 is principally related to inventory reductions at the supply houses in the first six months of 2001, the magnitude of which we did not experience in the first half of 2002.

     Sales through our INFINITE direct dealer program totaled $7.1 million, or 39.0% of our total revenue for the first six months of 2002 compared with $7.3 million, or 46.5% of our total revenue for the same period a year ago. During 2002, we continued our program to focus on selling to fewer, but larger and better-established, dealers. Sales through our newly acquired direct sales office totaled $610,000 or 3.3% of our total revenue during the first half of 2002 compared to zero in the same period of 2001.

     Revenue in first six months of 2002 was negatively impacted by our decision to exit the retail Interactive Voice Response business during the first quarter of 2001. Revenue attributable to this business totaled $135,000 during the first six months of 2002 compared with $671,000 during the first six months of 2001. Revenue during the first half of 2002 was also negatively impacted by our inability to fulfill approximately $400,000 of orders on June 30, 2002, due to a shortage of certain inventory items. These orders will be fulfilled in the third quarter when our inventory is replenished.

GROSS MARGIN

     Our gross margin was $6.6 million during the first six months of 2002 compared with $4.6 million during the same period of 2001. Our gross margin as a percentage of total revenue increased to 36.2% during 2002 compared with 29.3% during the comparable period of 2001. The increase in our gross margin percentage during 2002 is a direct result of (a) inventory impairments and price protection obligations of $1.0 million recorded during the first quarter of 2001, which we did not experience in the first six months of 2002; (b) improved leverage over the fixed component of costs of goods sold, which includes labor and other warehouse and distribution costs; (c) increased sales of larger systems, which typically carry higher profit margins; and (d) higher gross margins generated by our direct sales office.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased approximately $67,000 to $1.1 million from $1.0 million for each of the respective periods. We continue to invest in the development efforts on our next generation IP Key Telephone System as well as enhancements to our existing Key Telephone Systems and voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $4.7 million during the first six months of 2002 compared with $6.4 million in the same period in 2001, a reduction of $1.7 million. Excluding special charges of approximately $760,000 recorded in the first quarter of 2001, selling, general, and administrative expenses in the first half of 2002 declined by $887,000, or 15.8%, from the same period a year ago. This decrease is the net effect of a number of factors, including (a) headcount reductions; (b) decreased marketing and promotional expenses; (c) the discontinuance of our IVR business; (d) strict cost controls over discretionary spending; and (e) approximately $66,000 of goodwill amortization during the first half of 2001, which was eliminated in 2002 upon our adoption of FASB No. 142.

INTEREST EXPENSE

     Interest expense decreased to $59,000 for the first six months of 2002 from $270,000 for the same period a year ago. Our interest expense for the current period was positively impacted by a sharp reduction in both the average outstanding balance and the applicable borrowing rate from a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.7% for the first six months of 2002 compared with an effective rate of 36.5% for the same period in 2001. The change in effective rates between periods reflects the impact of permanent book/tax differences.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was $6.8 million at June 30, 2002 compared with $7.0 million at December 31, 2001. We had a cash balance of $652,000 at June 30, 2002. Changes in working capital that increased our cash position during the first six months of 2002 included a reduction in inventory of $1.7 million and the receipt of an income tax refund of $843,000. Factors that reduced our cash balance during the first six months of 2002 included cash payments of $1.8 million on our revolving credit facility, $386,000 for purchases of property and equipment, and $624,000 for the acquisition of DataSpeak Systems, Inc.

     Our days sales outstanding, calculated on quarterly sales, were approximately 69 days as of June 30, 2002 compared to 71 days at December 31, 2001. Our days sales outstanding, and our liquidity, is significantly influenced by the timing of payments received from our largest distributors. Our two largest distributors comprised 42% of our total accounts receivable as of June 30, 2002 and 48% of our total accounts receivable as of December 31, 2001.

     Our inventory turnover measured in terms of days sales outstanding on a quarterly basis, improved to 55 days as of June 30, 2002 from 84 days as of December 31, 2001. The improvement in inventory turnover reflects our ongoing efforts to enhance the procurement process to coincide with our sales forecast and our efforts to reduce the levels of slow moving inventory.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $4.6 million as of June 30, 2002 compared with $4.5 million as of December 31, 2001. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll. We generally pay trade payables within 45 days from the invoice date.

     We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires during April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 4.27% as of June 30, 2002. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities, including a minimum fixed charges coverage ratio and inventory turnover ratio. The credit agreement also prohibits our operating subsidiaries from paying dividends to our company without the consent of GE Capital. As of June 30, 2002, we were in compliance with all of the covenants.

     We had total borrowing capacity of approximately $8.0 million, based on eligible accounts receivable and inventory, under the credit facility at June 30, 2002, of which $0.8 million was outstanding and $7.2 million was unused and available.

     During March 2002 we acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of our products. Under the terms of the purchase agreement, we paid cash of $624,000 and issued 100,000 shares of restricted common stock valued at $135,000. The cash portion of the acquisition was funded through proceeds available under our credit facility.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers.

     The following table sets forth all known commitments as of June 30, 2002 and the year in which those commitments become due or are expected to be settled (IN THOUSANDS):

                                                          Accounts
                                                          Payable &
                  Operating     Credit      Purchase       Accrued
Year                Leases     Facility    Commitments   Liabilities     Total
----                ------     --------    -----------   -----------     -----
2002               $   517      $    --      $ 4,945       $ 4,616     $10,078
2003                 1,008          825           --            --       1,833
2004                 1,009           --           --            --       1,009
2005                   831           --           --            --         831
2006                   814           --           --            --         814
Thereafter           3,927           --           --            --       3,927
                   -------      -------      -------       -------     -------
Total              $ 8,106      $   825      $ 4,945       $ 4,616     $18,492
                   =======      =======      =======       =======     =======

     We are a defendant in various lawsuits. See Part II, Item 1, "Legal Proceedings". We have not made any provisions in our financial statements for these lawsuits. The imposition of damages in any of these matters could have a material adverse effect on our results of operations and financial position.

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

     We believe that our working capital and credit facilities are sufficient to fund our capital needs during the next 12 months. Although we currently have no acquisition targets, we intend to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future for such opportunities.

INTERNATIONAL MANUFACTURING SOURCES

     We currently obtain most of our products under various manufacturing arrangements with third party and related-party manufacturers in Asia, a majority of which we purchase from LGE who owns approximately 20% of our outstanding common stock. As of the date of this report, we do not believe that the current economic or political environment in Asia will have any adverse impact on our operations.

     Our operations are dependent on a continued source of supply of these products from Asia. These products are transported to the United States aboard container ships, which dock primarily in the Los Angeles, California area. All unloading of these containers involves union workers and the current West Coast union agreement expired on July 1, 2002. Negotiations are underway for a new contract, but there can be no assurance that an agreement will be reached without a shutdown of ports on the West Coast. A strike, work slow down, or a lockout at any of the West Coast ports would disrupt the flow of our products and would likely have a material adverse impact on our sales and earnings.

IMPACT OF RECENTLY ISSUED STANDARDS

     In 2001, the FASB issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modified accounting for business combinations after June 30, 2001 and affected our treatment of goodwill and other intangible assets effective January 1, 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

     We have determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the existing goodwill was impaired. This determination was based principally on the total market value of our issued and outstanding common stock on January 1, 2002 of $5.5 million compared to our book value on December 31, 2001 of $11.0 million. Accordingly, during the first quarter of 2002, we recorded a goodwill impairment of $1.3 million, net of tax. The goodwill impairment is presented in the accompanying financial statements as a change in accounting principle in accordance with the provisions of SFAS No. 142.

     The following table sets forth, for the periods presented, pro forma net income (loss) as if we had adopted SFAS Nos. 142 and 141 from the earliest period presented:

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                               ------------------   ------------------
                                                 2002       2001      2002       2001
                                               -------    -------   -------    -------
Income (loss) before change in accounting
  principle, as reported                       $   302    $   159   $   469    $(1,925)
Add back goodwill amortization, net of taxes        --         25        --         50
                                               -------    -------   -------    -------
Adjusted net income (loss)                     $   302    $   184   $   469    $(1,875)
                                               =======    =======   =======    =======

     Except as disclosed above, the adoption of these Statements did not have a material impact on our financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required.

     We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 4.27% at June 30, 2002. The principal of loans under this line of credit is due in April 2003. At June 30, 2002 we had outstanding borrowings on the line of credit of approximately $0.8 million.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On November 9, 1998, Paradygm Communications, Inc. and R.C. Patel filed a lawsuit against our subsidiary, Vodavi Communications Systems, Inc., or VCS in the United States District Court, Northern District of Georgia, Atlanta Division (Civil Action File No. 1:98-CV-3637-WBH). The complaint alleges that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requests compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. VCS answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. VCS also has filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to VCS. The counterclaim requests amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. Since filing the initial complaint, Paradygm has been permitted to add Vodavi-CT, Inc., an affiliate of our company, alleging that Vodavi-CT participated in the alleged fraudulent inducement of Mr. Patel. On March 24, 1999, the plaintiffs filed an amended complaint to add our subsidiary Vodavi-CT as an additional defendant. The amended complaint alleges claims against Vodavi-CT similar to those alleged in the original complaint. On July 28, 1999, Vodavi-CT filed an answer and denied those allegations on the same basis as VCS' original answer. The parties have completed discovery and are currently waiting for the court to schedule a trial date, which we anticipate will be during the third or fourth quarter of 2002. We are vigorously defending this lawsuit.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

       99.1         Certification   of  the  Chief  Executive   Officer  of  the
                    Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section of 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     REPORTS ON FORM 8-K:

     Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VODAVI TECHNOLOGY, INC.


Dated: August 12, 2002                  /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Dated: August 12, 2002                  /s/ David A. Husband
                                        ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer and Vice
                                        President - Finance
                                        (Principal Financial and Accounting
                                         Officer)