Form 10-Q
period 2002-09-30
VODAVI TECHNOLOGY INC
filed 2002-11-13
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                           Commission File No. 0-26912


                             Vodavi Technology, Inc.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              86-0789350
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 4717 EAST HILTON AVENUE, SUITE 400, PHOENIX, ARIZONA              85034
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of November 12, 2002 was 4,349,788 .

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Consolidated Balance Sheets - September 30, 2002
          and December 31, 2001                                                3

          Consolidated Statements of Operations - Three and Nine
          Months Ended September 30, 2002 and 2001                             4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2002 and 2001                                    5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          16

Item 4.   Controls and Procedures                                             16

PART II.  OTHER INFORMATION                                                   16

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes In Securities and Use of Proceeds                           16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

          SIGNATURES                                                          18

          CERTIFICATIONS                                                      19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                      September 30, December 31,
                                                          2002          2001
                                                        --------      --------
                                                       (Unaudited)

CURRENT ASSETS:
  Cash                                                  $  1,424      $    340
  Accounts receivable, net of reserves for doubtful
    accounts and sales returns of $876 and
    $730, respectively                                     7,620         6,996
  Inventory                                                4,130         5,331
  Income tax receivable                                       --           839
  Prepaids and other current assets                          848           574
                                                        --------      --------
      Total current assets                                14,022        14,080

PROPERTY AND EQUIPMENT, net                                1,684         1,581

GOODWILL                                                     734         1,638

DEFERRED TAXES                                               994           622

OTHER LONG-TERM ASSETS                                        49           193
                                                        --------      --------
                                                        $ 17,483      $ 18,114
                                                        ========      ========

CURRENT LIABILITIES:
  Accounts payable                                      $  1,092      $  1,454
  Accrued liabilities                                      1,892         2,014
  Accounts payable to related parties                      3,873           984
  Revolving credit facility                                   --         2,593
                                                        --------      --------
      Total current liabilities                            6,857         7,045
                                                        --------      --------

  OTHER LONG-TERM OBLIGATIONS                                 21            41
                                                        --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued                              --            --
  Common stock, $.001 par value; 10,000,000 shares
    authorized; 4,668,488 and 4,553,488 shares
    issued, respectively                                       5             5
  Additional paid-in capital                              13,513        13,363
  Accumulated deficit                                     (2,154)       (1,581)
  Treasury stock, 318,700 shares at cost                    (759)         (759)
                                                        --------      --------
                                                          10,605        11,028
                                                        --------      --------
                                                        $ 17,483      $ 18,114
                                                        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (Unaudited)

                                                                        Three Months Ended     Nine Months Ended
                                                                          September 30,         September 30,
                                                                       -------------------   --------------------
                                                                         2002       2001       2002        2001
                                                                       --------   --------   --------    --------
REVENUE, net                                                           $ 10,541   $  9,664   $ 28,790    $ 25,327

COST OF GOODS SOLD                                                        6,600      6,191     18,234      17,261
                                                                       --------   --------   --------    --------

GROSS MARGIN                                                              3,941      3,473     10,556       8,066
                                                                       --------   --------   --------    --------

OPERATING EXPENSES:
Engineering and product development                                         637        514      1,696       1,505
Selling, general and administrative                                       2,916      2,453      7,635       8,819
                                                                       --------   --------   --------    --------
                                                                          3,553      2,967      9,331      10,324
                                                                       --------   --------   --------    --------

OPERATING INCOME (LOSS)                                                     388        506      1,225      (2,258)

INTEREST EXPENSE                                                             22         84         82         353
                                                                       --------   --------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE        366        422      1,143      (2,611)

INCOME TAX PROVISION (BENEFIT)                                              145        169        453        (939)
                                                                       --------   --------   --------    --------

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE                         221        253        690      (1,672)

CHANGE IN ACCOUNTING PRINCIPLE, net of income taxes                          --         --     (1,263)         --
                                                                       --------   --------   --------    --------

NET INCOME (LOSS)                                                      $    221   $    253   $   (573)   $ (1,672)
                                                                       ========   ========   ========    ========


EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted -
Income (loss) before change in accounting principle                    $   0.05   $   0.06   $   0.16    $  (0.39)
Change in accounting principle                                               --         --      (0.29)         --
                                                                       --------   --------   --------    --------
Net income (loss)                                                      $   0.05   $   0.06   $  (0.13)   $  (0.39)
                                                                       ========   ========   ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                     4,350      4,235      4,324       4,235
                                                                       ========   ========   ========    ========
Diluted                                                                   4,469      4,235      4,418       4,235
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (573)   $(1,672)
Adjustments to reconcile net loss to net cash
  flows provided by operating activities:
    Depreciation and amortization                                513        681
    Rent levelization                                            (20)       (67)
    Change in accounting principle                             1,263         --
Changes in working capital:
Accounts receivable, net                                        (624)     3,659
Inventory                                                      1,221      1,020
Income tax receivable                                            839       (960)
Prepaids and other current assets                               (265)       330
Other long-term assets and deferred taxes                         --         95
Accounts payable, including payables to related parties        2,527       (291)
Accrued liabilities                                             (162)      (374)
                                                             -------    -------
          Net cash flows provided by operating activities      4,719      2,421
                                                             -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment                     (418)       (93)
Cash paid to acquire DataSpeak Systems, Inc.                    (624)        --
                                                             -------    -------
          Net cash flows used in investing activities         (1,042)       (93)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving credit facility                     (2,593)    (2,416)
                                                             -------    -------
    Net cash flows used in financing activities               (2,593)    (2,416)
                                                             -------    -------

INCREASE (DECREASE) IN CASH                                    1,084        (88)

CASH, beginning of period                                        340        564
                                                             -------    -------

CASH, end of period                                          $ 1,424    $   476
                                                             =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                       $    82    $   353
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common stock issued to acquire DataSpeak Systems, Inc.       $   135    $    --
                                                             =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     The results for the nine months ended September 30, 2002 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's latest Annual Report on Form 10-K for the year ended December 31, 2001.

(b) CALCULATION OF EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding. Except for 119,000 and 94,000 dilutive securities in the three and nine-month periods ended September 30, 2002, respectively, there were no dilutive securities included in the calculation of diluted EPS for any other period reported.

(c) SEGMENT REPORTING

     The  Company  operates  in one  reportable  segment,  the  distribution  of
business  telecommunications  equipment.   Accordingly,  the  Company  has  only
presented financial information for its one reportable segment.

(d) CHANGE IN ACCOUNTING PRINCIPLE AND RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after September 30, 2001 and affected the Company's treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

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

     The following table sets forth, for the periods presented, pro forma net income (loss) as if the Company had adopted SFAS No. 142 from the earliest period presented:

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                  --------------------      --------------------
                                                    2002         2001         2002         2001
                                                  -------      -------      -------      -------
Income (loss) before change in
 accounting principle, as reported                $   221      $   253      $   690      $(1,672)
Add back goodwill amortization, net of taxes           --           25           --           75
                                                  -------      -------      -------      -------
Adjusted net  income (loss)                       $   221      $   278      $   690      $(1,597)
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

     In July 2001, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

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
                                                     -----
                                                     $ 759
                                                     =====

(f) SPECIAL CHARGES

     During the first quarter of 2001, the Company implemented a restructuring plan aimed at reducing its operating expenses to coincide with its then current sales outlook. Pursuant to the restructuring plan, the Company reduced its workforce, discontinued its Interactive Voice Response business, and implemented broad-based price reductions on certain voice mail products and single-line telephones. Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, the Company re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements and inventory impairments. The pre-tax financial impact of these initiatives totaled approximately $1.8 million, consisting of both cash and non-cash charges, which is included in the accompanying statement of operations for the nine-month period ended September

30,  2001.  See  Item 2  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" contained elsewhere in this quarterly report for more information.

(g) COMMITMENTS AND CONTINGENCIES

     In October 2002, the Company reached an out-of-court settlement with Paradygm Communications Inc. and its principal owner relating to a contractual dispute dating back to 1998. See Part II, Item 1, "Legal Proceedings" included elsewhere in this quarterly report for more information. Pursuant to the terms of the settlement agreement, the Company paid the plaintiffs $250,000 and accrued $50,000 of unbilled legal fees. The $300,000 financial impact of the settlement agreement is included in "Selling, general and administrative" expenses in the accompanying consolidated financial statements for the quarterly period ended September 30, 2002.

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

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of September 30, 2002, Graybar accounted for 44.1% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

     The discussion above is not intended to be a comprehensive discussion of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         -----------------   ------------------
                                          2002      2001      2002       2001
                                         ------    ------    ------     ------
Revenue, net                              100.0%    100.0%    100.0%     100.0%
Cost of goods sold                         62.6      64.1      63.3       68.2
                                         ------    ------    ------     ------
Gross margin                               37.4      35.9      36.7       31.8
Operating expenses:
Engineering and product development         6.0       5.3       5.9        5.9
Selling, general and administrative        27.7      25.4      26.5       34.8
                                         ------    ------    ------     ------
                                           33.7      30.7      32.4       40.7
                                         ------    ------    ------     ------
Operating income (loss)                     3.7       5.2       4.3       (8.9)
Interest expense                            0.2       0.9       0.3        1.4
                                         ------    ------    ------     ------
Income (loss) before income tax
and change in accounting principle          3.5       4.3       4.0      (10.3)
Income tax provision (benefit)              1.4       1.7       1.6       (3.7)
                                         ------    ------    ------     ------
Income (loss) before change in
accounting principle                        2.1       2.6       2.4       (6.6)
Change in accounting principle               --        --      (4.4)        --
                                         ------    ------    ------     ------
Net income (loss)                           2.1%      2.6%     (2.0)%     (6.6)%
                                         ======    ======    ======     ======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

     Revenue totaled $10.5 million in the third quarter of 2002 compared to revenue of $9.7 million in the third quarter of 2001. Sales to our supply house customers accounted for approximately $6.2 million, or 58.9% of our total revenue during the third quarter of 2002 compared with $5.9 million, or 61.1% of our total revenue in the same period of 2001. Sales through our INFINITE direct dealer program totaled $4.0 million, or 38.2% of our total revenue for the third quarter of 2002 compared with $3.7 million, or 38.3% of our total revenue for the same period a year ago. Sales through our newly acquired direct sales office totaled $596,000, or 5.7% of our total revenue during the third quarter of 2002 compared to zero in the same period in 2001. This analysis does not include inter-company eliminations and other adjustments to revenue of approximately $300,000 in the 2002 quarter and $100,000 in the 2001 quarter.

     Revenue for the third quarter of 2002 was negatively impacted by our decision to exit the retail Interactive Voice Response business during the first quarter of 2001. We did not generate any revenue from this business in the third quarter of 2002 compared to revenue of $200,000 in the same period of 2001.

GROSS MARGIN

     Our gross margin was $3.9 million during the third quarter of 2002 compared with $3.5 million during the same period of 2001. Our gross margin as a percentage of total revenue increased to 37.4% during 2002 compared with 35.9% during the comparable period of 2001. The improvement in our gross margin percentage is attributable to our newly acquired direct sales office, which generates higher gross margins than our other channels of distribution, improved leverage over the fixed component of costs of goods sold, which includes labor and other warehouse and distribution costs, and the recognition of volume purchase rebates from our largest suppliers.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased approximately $123,000 to $637,000 from $514,000 a year ago. We continue to invest in the development efforts on our next generation IP Key Telephone System as well as enhancements to our existing Key Telephone Systems and voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $2.9 million during the third quarter of 2002 compared with $2.5 million in the same period in 2001. This increase is the net effect of a number of factors, including (a) an increase in sales and marketing expenses of approximately $95,000; (b) the settlement of litigation and related legal fees of $300,000; and (c) additional operating expenses associated with our newly acquired direct sales office of approximately $215,000. These expense increases were partially offset by the elimination of approximately $150,000 of expenses associated with our discontinued IVR business.

INTEREST EXPENSE

     Interest expense decreased to $22,000 for the third quarter of 2002 from $84,000 for the same period a year ago. Our interest expense for the current period was positively impacted by a sharp reduction in both the average outstanding balance and the applicable borrowing rate from a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.6% for the 2002 third quarter compared with an effective rate of 40.0% during 2001. The change in effective rates between periods reflects the impact of permanent book/tax differences, primarily related to the deductibility of goodwill amortization.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

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

     The pre-tax financial impact of these initiatives totaled approximately $1.8 million consisting of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the nine months ended September 30, 2001:

                                     Amount             Inclusion in
                                     ($000)        Statement of Operations
                                     ------        -----------------------
     Non-cash Charges:
       Inventory impairments          $ 568    Cost of goods sold
       Allowance for bad debts          328    Selling, general & administrative
                                               expenses
       Distributor price protection     151    Revenue
       Property and equipment            15    Selling, general & administrative
                                               expenses
                                     ------
                                      1,062
                                     ------

     Cash Charges:
       Distributor price protection     281    Revenue
       Severance-related costs          168    Selling, general & administrative
                                               expenses
       Other shut-down costs            250    Selling, general & administrative
                                        250    expenses
                                     ------
                                        699
                                     ------
                                     $1,761
                                     ======

The following table sets forth the activity of accrued cash charges during the nine-month period ended September 30, 2002: (IN THOUSANDS)

                                             Balance                  Balance
                                             Dec. 31,                Sept. 30,
                                               2001      Payments      2002
                                               ----      --------      ----
     Distributor price protection             $  86       $ (86)      $  --
     Severance-related costs                     54         (54)         --
     Other shut-down costs                      144        (144)         --
                                              -----       -----       -----
                                              $ 284       $(284)      $  --
                                              =====       =====       =====

REVENUE

     Revenue for the nine-month period ended September 30, 2002 totaled $28.8 million, an increase of $3.5 million, or 13.8%, from revenue of $25.3 million for the same period of 2001. Sales to our supply house customers accounted for approximately $16.6 million, or 57.8% of our total revenue during the first nine months of 2002 compared with $14.0 million, or 55.5% of our total revenue in the same period of 2001, representing a year-to-date increase of $2.6 million, from the same period in 2001. The increase in sales to our supply house customers in the first three quarters of 2002 is principally related to inventory reductions at the supply houses in the first nine months of 2001, the magnitude of which we did not experience in the first three quarters of 2002.

     Sales through our INFINITE direct dealer program totaled $11.2 million, or 38.8% of our total revenue for the first nine months of 2002 compared with $11.0 million, or 43.4% of our total revenue for the same period a year ago. During 2002, we continued our program to focus on selling to fewer, but larger and better-established, dealers. Sales through our newly acquired direct sales office totaled $1.2 million or 4.2% of our total revenue during the first half of 2002 compared to zero in the same period of 2001.

     Revenue in first nine months of 2002 was negatively impacted by our decision to exit the retail Interactive Voice Response business in 2001. Revenue attributable to this business totaled $135,000 during the first nine months of 2002 compared with $871,000 during the first nine months of 2001.

GROSS MARGIN

     Our gross margin was $10.6 million during the first nine months of 2002 compared with $8.1 million during the same period of 2001. Our gross margin as a percentage of total revenue increased to 36.7% during 2002 compared with 31.8% during the comparable period of 2001. The increase in our gross margin percentage during 2002 is a direct result of (a) inventory impairments and price protection obligations of $1.0 million recorded during the first quarter of 2001, which we did not experience in the first nine months of 2002; (b) improved leverage over the fixed component of costs of goods sold, which includes labor and other warehouse and distribution costs; (c) increased sales of larger systems, which typically carry higher profit margins; (d) higher gross margins generated by our direct sales office; and (e) the recognition of volume purchase rebates from our major suppliers in the 2002 period that we did not achieve in the same period of 2001.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased approximately $191,000 to $1.7 million from $1.5 million for each of the respective periods. We continue to invest in the development efforts on our next generation IP Key Telephone System as well as enhancements to our existing Key Telephone Systems and voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $7.6 million during the first nine months of 2002 compared with $8.8 million in the same period in 2001, a reduction of $1.2 million. Excluding special charges of approximately $761,000 recorded in the first quarter of 2001, selling, general, and administrative expenses in the first three quarters of 2002 declined by $423,000, or 5.3%, from the same period a year ago. This decrease is the net effect of a number of factors, including (a) headcount reductions; (b) decreased marketing and promotional expenses; (c) the discontinuance of our IVR business; (d) strict cost controls over discretionary spending; and (e) approximately $99,000 of goodwill amortization during 2001 that was eliminated in 2002 upon our adoption of SFAS No. 142. These expense reductions have been partially offset by additional expenses in 2002 for our direct sales office and the settlement of litigation.

INTEREST EXPENSE

     Interest expense decreased to $82,000 for the first nine months of 2002 from $353,000 for the same period a year ago. Our interest expense for the 2002 period was positively impacted by a sharp reduction in both the average outstanding balance and the applicable borrowing rate from a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.6% for the first nine months of 2002 compared with an effective rate of 36.0% for the same period in 2001. The change in effective rates between periods reflects the impact of permanent book/tax differences.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was $7.2 million at September 30, 2002 compared with $7.0 million at December 31, 2001. We had a cash balance of $1.4 million at September 30, 2002. Changes in working capital that increased our cash position during the first nine months of 2002 included a reduction in inventory of $1.2 million, the receipt of an income tax refund of $843,000, and an increase in accounts payable of approximately $2.5 million primarily related to extended payment terms from our largest suppliers. Factors that reduced our cash balance during the first nine months of 2002 included cash payments of $2.6 million on our revolving credit facility, $418,000 for purchases of property and equipment, and $624,000 for the acquisition of DataSpeak Systems, Inc.

     Our days sales outstanding, calculated on quarterly sales, were approximately 63 days as of September 30, 2002 compared to 71 days at December 31, 2001. Our days sales outstanding, and our liquidity, is significantly influenced by the timing of payments received from our largest distributors. Our two largest distributors comprised 56% of our total accounts receivable as of September 30, 2002 and 48% of our total accounts receivable as of December 31, 2001.

     Our inventory turnover measured in terms of days sales outstanding on a quarterly basis, improved to 51 days as of September 30, 2002 from 84 days as of December 31, 2001. The improvement in inventory turnover reflects our ongoing efforts to enhance the procurement process to coincide with our sales forecast and our efforts to reduce the levels of slower moving inventory.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.9 million as of September 30, 2002 compared with $4.5 million as of December 31, 2001. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll. As of August 1, 2002 we modified our payment terms from 30 days to 60 days with our largest suppliers. We generally pay all other trade payables within 45 days from the invoice date.

     We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires during April 2003, under which we had no amounts outstanding as of September 30, 2002. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 4.21% as of September 30, 2002. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The revolving line of credit contains covenants that are customary for similar credit facilities, including a minimum fixed charges coverage ratio and inventory turnover ratio. The credit agreement also prohibits our operating subsidiaries from paying dividends to our company without the consent of GE Capital. As of September 30, 2002, we were in compliance with all of the covenants.

     We had total borrowing capacity of approximately $8.3 million, based on eligible accounts receivable and inventory, under the credit facility at September 30, 2002. Our current credit facility will expire in April 2003. We are currently seeking a renewal or replacement facility; however, there can be no assurance that we will be able to renew this credit facility or obtain a new facility when our current credit facility expires.

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

     The following table sets forth all known commitments as of September 30, 2002 and the year in which those commitments become due or are expected to be settled (IN THOUSANDS):

                                                        Accounts
                                                        Payable &
               Operating    Credit        Purchase       Accrued
  Year          Leases     Facility     Commitments    Liabilities     Total
  ----          ------     --------     -----------    -----------     -----
2002            $   341    $     --       $ 5,438        $ 6,857      $12,636
2003              1,008          --            --             --        1,008
2004              1,009          --            --             --        1,009
2005                831          --            --             --          831
2006                814          --            --             --          814
Thereafter        3,927          --            --             --        3,927
                -------    --------       -------        -------      -------
Total           $ 7,930    $     --       $ 5,438        $ 6,857      $20,225
                =======    ========       =======        =======      =======

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

     Our operations are dependent on a continued source of supply of these products from Asia. These products are transported to the United States aboard container ships, which dock primarily in the Los Angeles, California area. Unloading of these containers involves union workers and the current West Coast union agreement expired on July 1, 2002. The parties have been unsuccessful in negotiating a new contract, which has resulted in port closures. The ports are currently operating pursuant to a court order under the Taft-Hartly Act. Negotiations are underway for a new contract, but there can be no assurance that an agreement will be reached without a shutdown of ports on the West Coast. A strike, work slow down, or a lockout at any of the West Coast ports would disrupt the flow of our products and would likely have a material adverse impact on our sales and earnings.

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

     The following table sets forth, for the periods presented, pro forma net income (loss) as if we had adopted SFAS Nos. 142 and 141 from the earliest period presented:

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                 -------------------     -------------------
                                                   2002        2001        2002        2001
                                                 -------     -------     -------     -------
Income (loss) before change in accounting
  principle, as reported                         $   221     $   253     $   690     $(1,672)
Add back goodwill amortization, net of taxes          --          25          --          75
                                                 -------     -------     -------     -------
Adjusted net income (loss)                       $   221     $   278     $   690     $(1,597)
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

     In July 2001, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in this report and in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required.

     We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 4.21% at September 30, 2002. The principal of loans under this line of credit is due in April 2003. At September 30, 2002 we had no outstanding borrowings on the line of credit.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to assure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          On November 9, 1998, Paradygm Communications, Inc. and R.C. Patel filed a lawsuit against our subsidiary, Vodavi Communications Systems, Inc., or VCS in the United States District Court, Northern District of Georgia, Atlanta Division (Civil Action File No. 1:98-CV-3637-WBH). The complaint alleged that VCS (i) breached its strategic alliance agreement with Paradygm, as well as its warranty of product fitness under the strategic alliance agreement; (ii) failed to provide reasonable technical and sales training assistance to Paradygm's employees to support Paradygm in its efforts to sell products under the agreement; and (iii) engaged in conduct that constitutes intentional or negligent misrepresentation. The complaint requested compensatory, punitive, incidental, and consequential damages, attorneys' fees, plus any additional relief. We answered the complaint denying the foregoing allegations, asserting that the complaint fails to state a claim and, for various reasons, the relief sought by Paradygm and Patel is barred. We also filed a counterclaim against Paradygm alleging that Paradygm breached the agreement because of its failure to meet its payment obligations to us. The counterclaim requested amounts due pursuant to the strategic alliance agreement, the costs of litigation, and reasonable attorneys' fees. During October 2002, the parties settled the dispute. As a result, we paid Paradygm and Patel $250,000 and we accrued $50,000 of unbilled legal fees. The financial impact of this settlement is included in our consolidated financial statements for the three and nine month periods ended September 30, 2002.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our 2002 Annual Meeting of Stockholders on July 15, 2002. The following nominees were elected to our Board of Directors to serve until the next annual meeting of stockholders, until their successors are elected or have been qualified, or until their earlier resignation or removal:

     Nominee                       Votes in Favor            Withheld
     -------                       --------------            --------
     William J. Hinz                  3,779,683               83,300
     Gregory K. Roeper                3,774,683               88,300
     Jack A. Henry                    3,776,883               86,100
     Kyeong-Woo Lee                   3,779,183               83,800
     Stephen A McConnell              3,779,683               83,300
     Emmett E. Mitchell               3,779,683               83,300
     Frederick M. Pakis               3,777,183               85,800

     Our stockholders approved a proposal to approve an amendment to our Amended and Restated 1994 Stock Option Plan to increase the number of shares of our common stock reserved for issuance pursuant to the plan from 1,100,000 to 1,600,000.

     Votes in Favor       Opposed       Abstained       Broker Non-Vote
     --------------       -------       ---------       ---------------
        1,957,552         210,981         16,690           1,677,760

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

                                        VODAVI TECHNOLOGY, INC.

Dated: November 12, 2002                /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Dated: November 12, 2002                /s/ David A. Husband
                                        ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer and Vice
                                        President - Finance (Principal Financial
                                        and Accounting Officer)

                                  CERTIFICATION

     I, Gregory K. Roeper, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Vodavi Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                        /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        Chief Executive Officer and President

                                  CERTIFICATION

     I, David A. Husband, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Vodavi Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                        /s/ David A. Husband
                                        ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer and
                                        Vice President -- Finance