Form 10-K
period 2002-12-31
VODAVI TECHNOLOGY INC
filed 2003-03-31
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2002       Commission File Number 0-26912


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of common stock held by nonaffiliates of the registrant (3,258,485 shares) based on the closing price of the common stock as reported on the Nasdaq SmallCap Market on June 28, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter, was $6,907,988. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As  of  March  24,  2003,  there  were  outstanding   4,349,788  shares  of  the
registrant's common stock, $.001 par value, which excludes 318,700 treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                             VODAVI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

  ITEM 1.      BUSINESS.....................................................   1
  ITEM 2.      PROPERTIES...................................................  18
  ITEM 3.      LEGAL PROCEEDINGS............................................  18
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  18

PART II

  ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS................................  19
  ITEM 6.      SELECTED FINANCIAL DATA......................................  20
  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................  21
  ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK.........................................................  28
  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  28
  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................  28

PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  29
  ITEM 11.     EXECUTIVE COMPENSATION.......................................  31
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............  36
  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  38
  ITEM 14.     CONTROLS AND PROCEDURES......................................  38

PART IV

  ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K...................................................  39

SIGNATURES     .............................................................  41

CERTIFICATIONS .............................................................  42

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2003 AND THEREAFTER; TECHNOLOGICAL DEVELOPMENTS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT AND DISTRIBUTION CHANNEL DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional and IP telephony products, voice processing products, as well as computer telephony products that address a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features such as automatic call distribution, scalable networking, Internet Protocol, or IP, as well as wireless solutions. Our voice processing products include Internet messaging, automated attendant, and voice and fax mail. Our computer-telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

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

     Our corporate offices are located at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona, and our telephone number is (480) 443-6000. Our website is located at www.vodavi.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to reports filed under the Securities Exchange Act, and earnings press releases. All references to our business operations in this report include the operations of Vodavi Technology, Inc. and our subsidiaries.

INDUSTRY OVERVIEW

     Virtually every business relies upon its communications system as an essential tool to speed and enhance the effectiveness of communications among employees, customers, and vendors; to contact decision makers regardless of their location; to increase employee productivity; to provide better customer service; and to reduce operating costs. Many factors have influenced the telecommunications industry, including the following:

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

Automatic call distribution, IP telephony, wireless offerings, and other innovations represent significant opportunities for sales of new product lines and applications to increase further employee mobility and efficiency. We also believe that international sales of voice processing products will increase in the future as demand for features such as voice mail and unified messaging increases.

OUR PRODUCTS

     We currently design, develop, market, and support a broad range of

     * telephony products, which include digital and IP-based key telephone systems and commercial grade telephones;

     * voice processing products, including automated attendant, automatic call distribution, voice mail and fax mail, and unified messaging systems; and

     * computer-telephony products, including Windows-based application products (such as PC telephones and attendant consoles), local area network (known as LAN) to PBX connection packages, IP gateways, and Internet messaging systems.

TELEPHONY PRODUCTS

     KEY TELEPHONE SYSTEMS

     Sales of key telephone systems represented approximately 74% of our revenue during 2002, 74% of our revenue during 2001, and 71% during 2000. A key telephone system consists primarily of a sophisticated switching unit located at the user's place of business, along with the individual telephone sets and other devices, such as facsimile machines or modems, located at individual "stations." We supply various models of key telephone sets, several of which are CTI compatible, with progressive features for use in conjunction with each of our key telephone systems.

     We currently market various lines of key telephone systems, under our STARPLUS, Triad, and INFINITE brand names, for businesses requiring as few as three incoming lines and eight stations up to 144 lines and 250 stations (a 384-port system). We sell the STARPLUS line to large wholesale distributors for resale to telephone sales and installation companies known as "dealers" or "interconnects." We also sell our Triad line to large wholesale distributors for resale only to authorized dealers. We sell our INFINITE line directly to authorized dealers.

     We market both digital and IP-based key telephone systems and related products. Our digital telephone systems employ a digital architecture in order to provide digital voice transmission and system control, while our IP-based telephone systems utilize an IP data network for voice transmission. Most of our telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. Our digital telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. We design our key telephone systems to permit expansion or customization for specific business applications by the installation of a variety of voice processing or computer-telephony integration products.

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

     Our commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. Our more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, built-in Caller ID, and the capability to use custom calling features provided by local telephone companies. Sales of commercial grade telephones represented approximately 7.5% of our revenue during 2002, 7% of our revenue during 2001, and 8% during 2000.

VOICE PROCESSING PRODUCTS

     Voice processing includes functions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls as well as speeding up and simplifying message delivery and storage. We design our voice processing products to integrate with the telephone systems we sell as well as those sold by competing manufacturers. We also cultivate the expansion of our existing base of telephone systems by offering digitally integrated voice processing systems for our Triad and INFINITE product lines to differentiate them from our competitors' products and to provide a value-added basis for increased sales and profit margins. Sales of voice processing products accounted for approximately 18.5% of our revenue during 2002, 19% during 2001, and 21% during 2000.

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

NEW PRODUCT DEVELOPMENT

     We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communication tools. We believe that continuous development of new products and features will be necessary to enable us to continue to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. We have developed and introduced several new or enhanced products and product lines, including the following:

     *    the XTS digital key system platform expandable from 12 to 384 ports;

     * a full featured networking package to connect up to 16 customer locations;

     *    the STS digital key system;

     * our new Pathfinder 9.0 voice processing system that provides enhanced client and server applications;

     * a digital version of Pathfinder 9.0 allowing direct digital connection to our Infinite and Triad key system products, which will transmit Caller ID information to the voice processing systems providing potential for enhanced features;

     * our IP telephony system, Telenium IP, providing LAN telephony from 64 stations expanding to 300 stations. We are also developing for LGE an IP equivalent of our Pathfinder that will provide IP connectivity to our Telenium IP system; and

     *    a new line of digital key sets with expanded "soft key" capability.

     We are currently focusing our new product development efforts on new products and enhancements that will deliver greater features, sophistication, and value to our current product offerings. In addition, through new developments, we are targeting markets that we do not currently serve. Examples of our current developments include the following:

     * an expanded version of the XTS switching platform from 384 ports to 600 ports, allowing us to market larger customer applications;

     * the continued IP enabling of our XTS switch with the introduction of our networking package that operates using an IP infrastructure, allowing up to 32 XTS systems to operate as one seamless system using the customer's LAN/WAN infrastructure;

     * a new "In Skin" PC platform that will provide a voice processing application on the Starplus STS system;

     * a new "In Skin" PC platform that will provide software applications such as voice processing, ACD, and CTI, eliminating the need for external computer platforms on the XTS System;

     * a wireless IP product that will offer complete in-building mobility to the XTS and Telenium telephone systems;

     * new hardware and software enhancements to the Telenium IP telephone system that will add remote worker, IP security, high speed interfaces, SIP protocol support, and transparent networking features to the product; and

     * a Feature Server platform that will host software applications and interface with the Telenium and XTS systems via an IP interface, thereby reducing the requirement for specific voice cards.

     We are expanding our strategic alliances with LGE and other third parties related to the development of new products, product lines, or product features, including our new Telenium IP system. We will continue to seek additional strategic alliances for new product development in the future.

SALES, MARKETING, AND DISTRIBUTION

     We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." In March 2002, through our acquisition of Dataspeak Systems, Inc., we began distributing our products and services directly to end-users in the Phoenix metropolitan area. We also had an in-house sales force that made direct sales of Interactive Voice Response products to end-users. We discontinued our Interactive Voice Response business in March 2001. We have in the past and may in the future market our products on a private label basis to original equipment manufacturers, or OEMs. The following table sets forth, for the periods indicated, the percentage of total revenue represented by the respective distribution channels.

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
     DISTRIBUTION CHANNEL                       2002       2001       2000
     --------------------                       ----       ----       ----
     Wholesale Distributors                       56%        55%        65%
     Direct Dealers                               41%        41%        30%
     Direct Sales Office                           3%        --         --
     IVR Customers                                --          4%         5%
                                                ----       ----       ----
                                                 100%       100%       100%
                                                ====       ====       ====

     The following diagram illustrates the current distribution channels for our product lines.

     WHOLESALE DISTRIBUTORS

                                     [LOGO]
                                     VODAVI

     TRIAD               STARPLUS                      INFINITE(1)
       |                    |                              |
       |                    |                    ---------------------
  DISTRIBUTOR           DISTRIBUTOR              |                   |
       |                    |                    |                   |
       |                    |                    |                   |
       |                    |                    |                   |
   AUTHORIZED             DEALER            AUTHORIZED               |
    DEALER                  |                 DEALER                 |
       |                    |                    |                   |
       |                    |                    |                   |
   END USER             END USER             END USER            END USER

(1) Infinite product is distributed direct to end users in the Phoenix metropolitan area through our direct sales office.

     We design and market our STARPLUS and Triad brands of products for sale through wholesale distributors. These distributors resell our products primarily to small local interconnect companies, dealers, and independent telephone companies. The interconnects and independent telephone companies in turn resell our products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors and their dealers to sell our products more effectively and to provide the interconnects and independent telephone companies with technical assistance they may request with respect to installation, maintenance, and customer support.

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

     *    reduced needs for direct training;

     *    effective promotion of our products at trade shows;

     * geographically dispersed sales forces that can reach customers more effectively than we would otherwise be able to do; and

     * lower support and carrying costs compared with the costs associated with direct sales to a large number of direct dealers.

     Distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target, and Power & Telephone Supply Company. Graybar accounted for 27% of our revenue during 2002, 27% in 2001, and 32% in 2000. Our second largest distributor in each of the respective years accounted for 12% of our revenue during 2002, 9% in 2001, and 12% during 2000.

     STARPLUS DISTRIBUTORS AND DEALERS

     We design and market our STARPLUS brand of products for sale through wholesale distributors. The distributors resell our products primarily to small local interconnect companies and independent telephone companies, which in turn resell our products to end users, install the systems at the end users' businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors to sell more effectively our products and to provide the interconnects and independent telephone companies with technical assistance in installation, maintenance, and customer support. Our STARPLUS line of products consists of electronic key telephones and STARPLUS, STS, DHS, DHSE, and DHSL lines.

     TRIAD DISTRIBUTORS AND DEALERS

     We design and market our Triad line of digital telephone systems for sale through distributors to a limited number of authorized Triad dealers. The Triad product line includes a full array of digital telephone systems ranging from three lines and eight stations up to 384 ports, as well as voice messaging, ACD, CTI, and other products. The authorized Triad dealers must commit to minimum purchases of Triad products and must be trained and certified through our formal product and sales training program. Our goal is to encourage the Triad dealers to promote the Triad line to their customers as the preferred line of digital telephone systems. We provide the authorized Triad dealers with marketing, sales, and product support services. We had approximately 150 authorized and active Triad dealers as of December 31, 2002.

     INFINITE DIRECT DEALERS

     We developed our INFINITE line of telephone systems and related products for sales to a limited number of authorized direct dealers. These direct dealers are medium and large interconnect companies that resell our products directly to end-users. We believe that the principal advantages of this distribution channel include greater control over the application and installation of our products and the ability to obtain market feedback on product pricing, quality, and technology. Sales to direct dealers, however, generally involve greater credit risks, the necessity to provide increased direct marketing and technical support, and additional costs associated with developing and training the independent sales staff of the various direct dealers to enable them to solicit purchases of our products.

     As of December 31, 2002, we had approximately 150 direct dealers that sell our INFINITE products. We maintain a program to focus on selling to fewer, but larger and better-established, dealers. We secure arrangements with large-volume, well-qualified dealers and have discontinued sales to dealers that have not provided a sufficient level of sales or support for our INFINITE line. We strive to secure dealers that maintain large customer bases and possess the resources needed to provide quality sales presentations and support to their customers.

     IN-HOUSE SALES STAFF

     We have an in-house sales support staff of eight employees who provide dealers and distributors with order fulfillment, marketing, sales, and technical support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage.

     VODAVI DIRECT

     We have a direct sales office of nine employees who sell our INFINITE line of products and provide pre- and post- sales support services directly to end-users in the Phoenix metropolitan area. We acquired this operation during March 2002 through our acquisition of Dataspeak Systems, Inc.

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

     We obtained a majority of our key telephone systems and voice mail products from LGE, which owns the rights to produce this equipment. We purchase products manufactured by LGE in Korea on a purchase order basis. We purchased $15.9 million, $13.0 million, and $16.4 million of product from LGE in 2002, 2001, and 2000, which represented 74%, 67%, and 61% of our total purchases, respectively. LGE currently owns approximately 20% of our outstanding common stock. See Item 1, "Special Considerations - We rely on LGE as a strategic partner" and "Special Considerations - Certain conflicts of interest may arise as a result of LGE's ownership interest in our company."

     We obtained all of our commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd., or LGST, a joint venture between LGE and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGST granted us the right to distribute and sell throughout the United States and Canada the products that LGST manufactures for us in Thailand. Our agreement with LGST prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. We purchased $2.6 million, $2.4 million, and $4.2 million of product from LGST in 2002, 2001, and 2000, which represented 12%, 12%, and 15.7% of our total purchases, respectively. See Item 1, "Special Considerations - We rely on LGE as a strategic partner" and "Special
Considerations - Certain conflicts of interest may arise as a result of LGE's ownership interest in our company."

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

QUALITY CONTROL

     We recognize that product quality and reliability are critical factors in distinguishing our products from those of our competitors. We design our products to include components meeting specified quality standards in order to assure reliable performance. We also require our third-party manufacturers to comply with specified quality standards regarding materials and assembly methods used in manufacturing our products. In addition, we maintain a rigorous quality assurance program designed to assure that the manufacture of our products conforms to specified standards and to detect substandard products before shipment. We have an inspection program in which we examine varying numbers of our products as they arrive at our warehouse in Arizona, depending upon the manufacturer and the type of product.

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

     We currently outsource the repair and refurbishment of our products. We believe that this arrangement enables us to continue to provide fast turn-around time and consistent quality of repairs without the overhead and other expenses associated with operating a repair facility.

COMPETITION

     Markets for communications products are extremely competitive. We currently compete principally on the basis of the technical innovation and performance of our products, including their ease of installation and use, reliability, cost, and the technical support both before and after sales to end users. Our competitors for the sale of telephone systems and telephones include Avaya, Inc., Comdial Corporation, Inter-Tel, Inc., Iwatsu, NEC Corporation, Nortel Networks Corporation, Panasonic Technologies, Inc., and Toshiba Information Systems.

     Competitors in the market for voice processing systems include Applied Voice Technology and Key Voice as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various OEM agreements. Competitors in the market for IP telephony systems include 3Com Corporation, AltiGen Communications, Inc., Artisoft, Inc., and Cisco Systems, Inc., in addition to other PBX and key system manufacturers that offer IP enabled systems.

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

PATENTS, TRADEMARKS, AND LICENSES

     We own various U.S. patents. We intend to continue to seek patents on our inventions used in our products. The process of seeking patent protection can be expensive and can consume significant management resources. We believe that our patents strengthen our negotiating position with respect to future disputes that may arise regarding our technology. However, we believe that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents. We cannot assure you that patents will issue from our pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage.

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

EMPLOYEES

     As of March 24, 2003, we employed a total of 109 persons, all of which are full-time employees at our facilities in Phoenix, Arizona, and Norcross, Georgia. Our current number of full-time employees includes 29 persons in engineering and product development; 49 in sales, marketing, and technical support; 15 in warehouse and distribution functions; and 16 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union.

                             SPECIAL CONSIDERATIONS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS. SOME OF THE STATEMENTS AND INFORMATION CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS, AS SUCH TERM IS DEFINED IN THE SECURITIES LAWS. THESE INCLUDE STATEMENTS CONCERNING FUTURE, PROPOSED, AND
ANTICIPATED ACTIVITIES OF OUR COMPANY; CERTAIN TRENDS WITH RESPECT TO OUR REVENUE, OPERATING RESULTS, CAPITAL RESOURCES, AND LIQUIDITY; AND CERTAIN TRENDS WITH RESPECT TO THE MARKETS WHERE WE COMPETE OR THE TELECOMMUNICATIONS INDUSTRY IN GENERAL. FORWARD-LOOKING STATEMENTS, BY THEIR VERY NATURE, INCLUDE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER, PERHAPS MATERIALLY, FROM THOSE EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE DISCUSSED UNDER THIS ITEM 1, "SPECIAL CONSIDERATIONS."

OUR RELIANCE ON OUR INDEPENDENT DISTRIBUTION NETWORK AFFECTS OUR INVENTORY LEVELS, THE TIMING AND PREDICTABILITY OF OUR REVENUE, AND OUR OVERALL OPERATING RESULTS.

     We currently market our products through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as "direct dealers." Distributors generally maintain inventories in amounts that they consider sufficient to fill anticipated orders. A decline in the volume of sales made by distributors could result in their inventory levels exceeding their anticipated sales, which could delay purchases of additional products from us until the distributors' inventories reach re-ordering levels. Direct dealers generally stock inventories only in quantities they deem sufficient to fill anticipated short-term orders, including orders related to support and maintenance. As a result, distributors and direct dealers may cancel orders and delay or change volume levels on short notice to us. Because the sale of key telephone systems, voice processing products, and related products typically involves a long sales cycle, we may not be able to accurately forecast our own inventory levels. Our reliance on third-party distributors and dealers to sell our products could further exaggerate any inventory shortages or excesses that we might experience, particularly if our distributors or dealers are not able to give us adequate notice of anticipated changes in demand for our products.

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

     Graybar accounted for 27% of our sales during 2002, 27% during 2001, and 32% during 2000. Accounts receivable from Graybar comprised approximately 23% of total accounts receivable at December 31, 2002. Our second largest customer in each of the respective years accounted for 12% of our sales during 2002, 9% during 2001, and 12% during 2000. Accounts receivable from our second largest customer comprised approximately 20% of total accounts receivable at December 31, 2002.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL MANUFACTURING SOURCES.

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, and Taiwan. We believe that production of our product lines overseas enables us to obtain these items on a cost basis that enhances our ability to market them profitably. Our reliance on third-party manufacturers to provide personnel and facilities in these countries and the potential imposition of quota limitations on imported goods from certain Far East countries expose us to certain economic and political risks, including the following:

     *    political  instability  in  Asia,  and in  particular  on  the  Korean
          Peninsula;

     *    the business and financial condition of our third-party manufacturers;

     *    the  possibility  of  expropriation,   supply   disruption,   currency
          controls, and exchange fluctuations;

     *    changes in tax laws, tariffs, and freight rates; and

     * strikes, work slow downs, or lockouts at any ports where our products arrive in the United States.

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

     Our future operating results will depend to a significant extent on our ability to identify, develop, and market enhancements or improvements to existing product lines as well as to introduce new product lines that compare favorably on the basis of time to market, cost, and performance with the product lines offered by our competitors. The success of new product lines depends on various factors, including proper market segment selection, utilization of advances in technology, innovative development of new product concepts, timely completion and delivery of new product lines, efficient and cost-effective features, and market acceptance of our products. Because of the complexity of the design and manufacturing processes required by our products, we may experience delays from time to time in completing the design and manufacture of improvements to existing product lines or the introduction of new product lines. In addition, customers or markets may not accept new product lines. Our failure to design and implement enhancements to existing product lines or failure to introduce new products on a timely and cost-effective basis would adversely affect our future operating results.

     Complex software programs, such as those we develop or those developed by other software sources and incorporated into our products, occasionally contain errors that are discovered only after the product has been installed and used by many different customers in a variety of business operations. Although we conduct extensive testing of the software programs included in our products, we may not successfully detect and eliminate all such errors in our products prior to shipment. Significant programming errors in product software could require substantial design modifications that may create delays in product introduction and shipment and that could result in an adverse impact on our reputation as well as on our operating results.

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

WE RELY ON LGE AS A STRATEGIC PARTNER.

     We rely on LGE to supply most of our key telephone systems and voice mail products, all of our commercial grade telephones, as well as on LGE's engineering, hardware and circuit development, and manufacturing capabilities. We purchased approximately $18.5 million, $15.4 million and $20.6 million of product from LGE and LGST, constituting approximately 86%, 79%, and 77% of our total purchases in 2002, 2001, and 2000, respectively. We currently obtain products from LGE and LGST on a purchase order basis and cannot provide assurance that we will be able to secure long-term manufacturing arrangements for the products we currently obtain from LGE and LGST. LGE has no formal commitments to support our business or operations.

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

     *    the performance of our distributors and dealers;

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

We currently compete principally on the basis of the technical innovation and performance of our products, including their ease of use and reliability, as well as price, timely delivery, and after-sale service and technical support. We may not continue to be able to compete successfully in the future.

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

OUR THIRD-PARTY MANUFACTURERS MAY EXPERIENCE SHORTAGES OF RAW MATERIALS AND SUPPLIES.

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

WE DEPEND ON MANAGEMENT AND OTHER KEY PERSONNEL.

     Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management and technical personnel. We have employment agreements with William J. Hinz, our Chairman of the Board, Gregory K. Roeper, our President and Chief Executive Officer, David A. Husband, our Vice-President - Finance and Chief Financial Officer, and Steven R. Francis, our Vice President - Sales and Marketing. We maintain agreements with each of our officers and employees that prohibit them from disclosing confidential information obtained while employed with us. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect our business prospects. We cannot provide assurance that we will be able to retain our current personnel or that we will be able to attract and retain necessary additional personnel. Our internal growth and the expansion of our product lines will require additional expertise in such areas as software development, operational management, and sales and marketing. Such growth and expansion activities will increase further the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. Our failure to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for our success.

CERTAIN CONFLICTS OF INTEREST MAY ARISE AS A RESULT OF LGE'S OWNERSHIP INTEREST IN OUR COMPANY.

     LGE currently owns approximately 20% of our outstanding common stock. We obtain most of our digital telephone systems, IP-based products, and voice mail products from LGE and obtain all of our commercial grade telephones and replacement parts for such telephones from LGST, an affiliate of LGE. See Item 1, "Business - Manufacturing" and "Special Considerations -We rely on LGE as a strategic partner." As a result of LGE's direct ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGE and LGST. In order to mitigate such conflicts, all decisions with respect to such purchases will be made by our officers and reviewed by our directors who have no relationship with LGE.

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

RIGHTS TO ACQUIRE OUR COMMON STOCK COULD RESULT IN DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

     As of March 1, 2003, we had outstanding options to acquire 1,005,500 shares of our common stock at a weighted average exercise price of $2.66 per share. An additional 442,000 shares remain available for grant under our 1994 Stock Option Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. Additionally, all outstanding options become fully vested and exercisable upon a change of control of our company. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

     We also lease approximately 3,000 square feet of space in Norcross, Georgia, for a term expiring in August 2006. We maintain software development facilities, engineering and design laboratories, product development facilities, product assembly and testing facilities.

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

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. We cannot provide assurance, however, that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.

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

                                                              HIGH          LOW
                                                              ----          ---
2000:
  First quarter ......................................        $7.31        $2.75
  Second quarter .....................................         4.50         1.00
  Third quarter ......................................         3.78         2.00
  Fourth quarter .....................................         2.44         1.00

2001:
  First quarter ......................................        $2.50        $1.03
  Second quarter .....................................         1.19         0.63
  Third quarter ......................................         1.40         0.76
  Fourth quarter .....................................         1.45         0.76

2002:
  First quarter ......................................        $1.65        $1.24
  Second quarter .....................................         2.85         1.43
  Third quarter ......................................         3.33         1.71
  Fourth quarter .....................................         2.15         1.31

2003:
  First quarter (through March 24, 2003) .............        $1.95        $1.37

     On March 24, 2003, the closing sales price of our common stock was $1.78 per share. As of March 24, 2003, there were 38 holders of record of our common stock.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. In addition, our credit facility with GE Capital restricts our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for each of the years in the two-year period ended December 31, 2002 are derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data presented below as of and for each of the years in the three-year period ended December 31, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:             2002           2001           2000          1999          1998
                                        --------       --------       --------      --------      --------
Revenue .............................   $ 37,328       $ 34,153(1)    $ 47,705      $ 49,811      $ 48,322
Gross margin ........................     13,449         11,170(2)      17,503        17,886        15,802
Operating expenses ..................     12,164         13,183(3)      16,041        15,252        14,358
Operating income (loss) .............      1,285         (2,013)         1,462         2,634         1,444
Interest expense ....................         97            406            705           676           791
                                        --------       --------       --------      --------      --------
Income (loss) before income
  taxes and change in accounting
  principle .........................      1,188         (2,419)           757         1,958           653
Provision for (benefit from)
  income taxes ......................        471           (863)           309           718          (330)
                                        --------       --------       --------      --------      --------
Income (loss) before income
  taxes and change in
  accounting principle ..............        717         (1,556)           448         1,240           983

Change in accounting principle ......     (1,263)            --             --            --            --
                                        --------       --------       --------      --------      --------
Net income (loss) ...................   $   (546)      $ (1,556)      $    448      $  1,240      $    983
                                        ========       ========       ========      ========      ========
Net income (loss) per share,
  diluted ...........................   $  (0.13)      $  (0.37)      $   0.10      $   0.29      $   0.23
                                        ========       ========       ========      ========      ========
Weighted average shares
  outstanding, diluted ..............      4,428          4,235          4,305         4,344         4,342
                                        ========       ========       ========      ========      ========

                                                                  AS OF DECEMBER 31,
                                        ------------------------------------------------------------------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:                       2002           2001           2000          1999          1998
                                        --------       --------       --------      --------      --------
Assets:
  Current assets ....................   $ 14,829       $ 14,861       $ 20,959      $ 20,570      $ 17,810
  Property and equipment, net .......      1,631          1,581          2,033         2,356         2,663
  Goodwill, net .....................        725          1,638          1,772         1,906         2,244
  Other, net ........................        203            193            417           726           426
                                        --------       --------       --------      --------      --------
                                        $ 17,388       $ 18,273       $ 25,181      $ 25,558      $ 23,143
                                        ========       ========       ========      ========      ========
Liabilities:
  Current liabilities ...............   $  6,748       $  7,045       $ 12,176      $ 13,208      $ 12,044
  Other long-term obligations .......         18            200            421           530           500
                                        --------       --------       --------      --------      --------
Total liabilities ...................      6,766          7,245         12,597        13,738        12,544
Stockholders' equity ................     10,622         11,028         12,584        11,820        10,599
                                        --------       --------       --------      --------      --------
                                        $ 17,388       $ 18,273       $ 25,181      $ 25,558      $ 23,143
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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

CUSTOMER INCENTIVES

     We record reductions to revenue for customer incentive programs, including special pricing agreements, price protection for our distributors, promotions, and other volume-related rebate programs. Such reductions to revenue are estimates, which are based on a number of factors, including our assumptions related to customer redemption rates, sales volumes, and inventory levels at our distributors. If actual results differ from our original assumptions, revisions are made to our estimates that could result in additional reductions to our reported revenue in the period the revisions are made. Additionally, if market conditions were to decline, we may take actions to increase the level of customer incentive offerings that could result in an incremental reduction of revenue in the period in which we offer the incentive.

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of December 31, 2002, Graybar accounted for 23% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

                                                  2002        2001        2000
                                                 ------      ------      ------
Revenue .....................................     100.0%      100.0%      100.0%
Cost of goods sold ..........................      64.0        67.3        63.3
                                                 ------      ------      ------
   Gross margin .............................      36.0        32.7        36.7

Operating expenses:
Engineering and product development .........       6.3         5.9         3.6
Selling, general, and administrative ........      26.3        32.7        30.0
                                                 ------      ------      ------
                                                   32.6        38.6        33.6

Operating income (loss) .....................       3.4        (5.9)        3.1
Interest expense, net .......................        .2         1.2         1.5
                                                 ------      ------      ------
Income (loss) before taxes and
   accounting change ........................       3.2        (7.1)        1.6
Income tax expense (benefit) ................       1.3        (2.5)        0.7
                                                 ------      ------      ------
Income (loss) before accounting change ......       1.9        (4.6)        0.9%
Change in accounting principle ..............      (3.4)         --          --
                                                 ------      ------      ------
Net income (loss) ...........................      (1.5)%      (4.6)%       0.9%
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

     Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, in the first quarter of 2001, we re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

     The pre-tax financial impact of these initiatives during 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the year ended December 31, 2001:

                                   AMOUNT                INCLUSION IN
                                   ($000)          STATEMENT OF OPERATIONS
                                   ------          -----------------------
Non-cash Charges:
  Inventory impairments           $   568     Cost of goods sold
  Allowance for bad debts             328     Selling, general & administrative
                                                expenses
  Distributor price protection        151     Revenue
  Property and equipment               15     Selling, general & administrative
                                                expenses
                                  -------
                                    1,062

Cash Charges:
  Distributor price protection        281     Revenue
  Severance-related costs             168     Selling, general & administrative
                                                expenses
  Other shut-down costs               250     Selling, general & administrative
                                                expenses
                                  -------
                                      699
                                  -------
                                  $ 1,761
                                  =======

The following table sets forth the activity of accrued cash charges for each of the years in the two-year period ended December 31, 2001: (IN THOUSANDS)

                                  INITIAL        2001        BALANCE        2002        BALANCE
                                  BALANCE      PAYMENTS   DEC. 31, 2001   PAYMENTS   DEC. 31, 2002
                                  -------      --------   -------------   --------   -------------
Distributor price protection       $ 281        $(195)       $  86         $ (86)       $  --
Severance-related costs              168         (114)          54           (54)          --
Other shut-down costs                250         (106)         144          (144)          --
                                   -----        -----        -----         -----        -----
                                   $ 699        $ 415        $ 284         $(284)       $  --
                                   =====        =====        =====         =====        =====

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2001

REVENUE

     Revenue during 2002 increased $3.2 million, or 9.3%, to $37.3 million from revenue of $34.2 million in 2001. Sales to our supply house customers increased $1.9 million, or 10.0 %, to $20.8 million, or 56% of our total revenue during 2002 compared with $18.9 million, or 55% of our total revenue in 2001. Our sales in this channel of distribution can fluctuate significantly between periods as a result of fluctuations in the amount of inventory supply houses carry of our product. We estimated that during 2002, our supply house customers reduced their inventory of our products by approximately $1.5 million compared with a reduction of $5.8 million in 2001.

     Sales through our INFINITE direct dealer program increased approximately $700,000, or 5.0%, to $15.4 million, or 41% of our total revenue during 2002, compared with $14.7 million, or 43% of our total revenue during 2001. The increase in INFINITE product sales can be attributed to selling to fewer, but larger and better established dealers who are more effective at selling our larger systems.

     Sales through our direct sales office, which we acquired in March 2002, totaled approximately $1.0 million, after intercompany eliminations, during 2002.

     Our revenue during 2002 was negatively impacted by our decision to exit our Interactive Voice Response business in 2001. Revenue attributable to this business totaled $135,000 during 2002 compared with revenue of $1.3 million in 2001.

GROSS MARGIN

     Our gross margin was $13.5 million in 2002 compared with $11.2 million in 2001. Our gross margin as a percentage of total revenue increased to 36.0% during 2002 compared with 32.7% in 2001. The increase in gross margin percentage during 2002 is a direct result of (a) inventory impairments and price protection obligations of $1.0 million in 2001 (b) better leverage over the fixed component of cost of goods sold, which includes labor and other warehouse and distribution costs; and (c) higher margins associated with our direct sales office. The increase in gross margin percentage between periods was slightly offset by our decision to sell certain discontinued product lines in 2002 in a bulk sale transaction for $300,000 at no margin.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased 16.8% to $2.3 million in 2002 compared with $2.0 million in 2001. During 2002, we incurred additional salaries and personnel costs associated with an increase in headcount and field trial activities. During 2002 we also engaged third-party consultants to a greater extent than 2001 to assist in the development of some of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses declined approximately $1.4 million, or 12.1%, to $9.8 million in 2002 compared with $11.2 million in 2001. Excluding special charges of approximately $760,000 recorded in 2001, selling, general and administrative expense declined by approximately $594,000, or 5.7%, in 2002. The reduction is the net effect of a number of factors including (a) the discontinuance of our Interactive Voice Response Business, (b) decreased sales, marketing and promotional expenses, (c) a reduction in bad debt expenses; and (d) a reduction in depreciation and amortization, including the elimination of goodwill amortization of $134,000 associated with our adoption of SFAS No.
142. These reductions were partially offset by additional operating expenses of our direct sales office of approximately $632,000 during 2002 compared to zero in 2001, and the cost associated with the settlement of litigation in 2002 of $300,000.

INTEREST EXPENSE

     Interest expense decreased to approximately $97,000 in 2002 compared to $406,000 in 2001. The decrease in interest expense is a direct result of our debt reduction efforts during 2002 and lower borrowing costs.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.6% during 2002 compared with and effective rate of 35.7% in 2001. The change in effective rates between periods reflects the impact of permanent book/tax differences in loss years versus years with positive pre-tax earnings.

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

INTEREST EXPENSE

     Interest expense decreased to $406,000 during 2001 from $705,000 during 2000. During 2001, our interest expense was positively impacted by a $3.7 million reduction in our loan balance from the beginning of the year and a reduction of our effective interest rate from 9.15% at the beginning of the year to 4.52% at December 31, 2001.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 35.7% during 2001 compared with an effective rate of 40.8% during 2000. The change in effective rates between periods reflects the impact of permanent book/tax differences in loss years versus years with positive pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was $8.1 million at December 31, 2002 compared with $7.8 million at December 31, 2001. We had a cash balance of $1.1 million at December 31, 2002 compared to a cash balance of $340,000 at December 31, 2001. Factors that increased our cash position during 2002 included positive cash flows from operations, the receipt of an $839,000 income tax refund, and $3.0 million by extending our payment terms with our largest supplier from 30 days to 60 days. Factors that reduced our cash balance during 2002 included cash payments of $624,000 to acquire DataSpeak Systems, Inc., cash payments of $2.6 million on our revolving credit facility, purchases of property and equipment of $485,000, and other changes in working capital, including reductions in accounts payable and accrued liabilities of $625,000.

     Our days sales outstanding, calculated on quarterly sales, improved to approximately 70 days as of December 31, 2002 compared with 71 days as of December 31, 2001. Our days sales outstanding, and our liquidity, is significantly influenced by the timing of payments received from our largest distributors. Our two largest distributors comprised 43% of our total accounts receivable as of December 31, 2002 and 48% of our total accounts receivable as of December 31, 2001.

     Our inventory turnover, measured in terms of days sales outstanding on a quarterly basis, increased to 87 days as of December 31, 2002 compared with 84 days as of December 31, 2001. Our inventory days sales outstanding increased slightly as a result of lower than anticipated sales in the fourth quarter of 2002.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.8 million as of December 31, 2002 compared with $4.5 million as of December 31, 2001. The increase in trade payables and accrued liabilities between periods is a direct result of extending our payment terms with our largest supplier from 30 days to 60 days. We anticipate that our payment terms with our largest supplier will remain at 60 days for the foreseeable future.

     We maintain a $15.0 million credit facility with General Electric Capital Corporation that expires during April 2003. The line of credit bears interest at 2.5% over the 30-day commercial paper rate, or 3.8% as of December 31, 2002. Advances under the line of credit are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. We had total borrowing capacity of approximately $7.0 million and no outstanding borrowings under the credit facility at December 31, 2002. The revolving line of credit contains covenants that are customary for similar credit facilities and also prohibit our operating subsidiaries from paying dividends to our company without the consent of GE Capital. As of December 31, 2002, we were in compliance with all of the covenants.

     We are currently in the process of negotiating a replacement credit facility, which we expect to complete before the current facility expires. While we have not yet signed a definitive credit agreement, we have received a commitment from a financial institution for a $5.0 million revolving credit facility with a term of two years. Advances under the credit facility will bear interest at the bank's prime rate. There can be no assurances that we will be successful in obtaining a replacement facility or completing the proposed credit agreement on the terms outlined above.

     During March 2002 we acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of our products. Under the terms of the purchase agreement, we paid cash of $624,000 and issued 100,000 shares of restricted common stock. The cash portion of the acquisition was funded by our credit facility.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our facilities and certain vehicles and short-term purchase commitments to our third-party suppliers.

     The following table sets forth all known commitments as of December 31, 2002 and the year in which those commitments become due or are expected to be settled (in thousands):

                                                           ACCOUNTS
                                                           PAYABLE &
                   OPERATING    CREDIT      PURCHASE        ACCRUED
    YEAR            LEASES     FACILITY    COMMITMENTS    LIABILITIES     TOTAL
    ----            ------     --------    -----------    -----------    -------
2003                $ 1,094     $    --      $ 5,203        $ 6,748      $13,045
2004                  1,095          --           --             --        1,095
2005                    881          --           --             --          881
2006                    818          --           --             --          818
2007                    785          --           --             --          785
Thereafter            3,142          --           --             --        3,142
                    -------     -------      -------        -------      -------
Total               $ 7,815     $    --      $ 5,203        $ 6,748      $19,766
                    =======     =======      =======        =======      =======

     From time to time we are subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. We cannot provide assurance, however, that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.

     We believe that our working capital and credit facilities are sufficient to fund our capital needs during the next 12 months. Although we currently have no acquisition targets, we intend to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

INTERNATIONAL MANUFACTURING SOURCES

     We currently obtain most of our products under various manufacturing arrangements with third-party manufacturers in Asia, including LGE who owns approximately 20% of our outstanding common stock. See Item 1, "Special Considerations - We face risks associated with international manufacturing sources."

IMPACT OF RECENTLY ISSUED STANDARDS

     In 2001, the FASB issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after June 30, 2001 and affected our treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Goodwill amortization expense was $0, $134,000, and $134,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     We have determined that upon adoption of these statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill was impaired. This determination was based principally on the total market value of our issued and outstanding common stock on January 1, 2002 of $5.5 million compared with our book value on December 31, 2001 of $11.0 million. The goodwill impairment was recognized in the first quarter of 2002 as a change in accounting principle. Except as disclosed above, the adoption of these statements did not have a material impact on our financial condition or results from operations.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

     In November 2002, the FASB issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002 as presented in Note 4 to our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensations - A Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair market value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, 'Interim Financial Reporting," to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002 as presented in Note 6 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2002, we did not participate in any derivative financial transactions or other financial and commodity transactions for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk.

     Our market risk exposure is limited to interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.50% over the 30 day commercial paper rate, a total of 3.80% at December 31, 2002. The principal of loans under this line of credit is due in April 2003. At December 31, 2002, we had no outstanding borrowings under the line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors and executive officers:


         NAME                  AGE            POSITION

William J. Hinz (1).........    57     Chairman of the Board
Gregory K. Roeper...........    42     President, Chief Executive Officer, and
                                        Director
David A. Husband............    34     Vice President-Finance, Chief Financial
                                        Officer, Secretary, and Treasurer
Stephen L. Borcich..........    56     Vice President - Distribution Sales
Steven R. Francis...........    51     Vice President - Dealer Sales
Jack A. Henry (2)...........    59     Director
Jong Hwa Choi...............    42     Director
Stephen A McConnell (2).....    50     Director
Emmett E. Mitchell (1)(2)...    47     Director
Frederick M. Pakis (1)......    49     Director

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

     STEPHEN L. BORCICH has served as our Vice President - Distribution Sales since June 2002. Prior to that, Mr. Borcich served as our Vice President - Sales and Marketing since April 1999. Mr. Borcich served as Vice President - Sales for Voice Technologies Group, a manufacturer and distributor of digital integration technology from August 1998 until March 1999. From February 1997 until July 1998, Mr. Borcich served as Vice President - Sales and Marketing of Q.SyS, Inc., a manufacturer of computer telephony applications. Mr. Borcich also served as Vice President - Sales of Microlog Corporation from December 1990 until September 1995.

     STEVEN R. FRANCIS has served as our Vice President - Dealer Sales since June 2002. From March 2002, when we acquired DataSpeak Systems, Inc. to June 2002, Mr. Francis served as our Vice President - Direct Sales. Mr. Francis served as co-founder and president of DataSpeak Systems, Inc., an Arizona-based interconnect company from January 1998 until March 2002. Prior to that time, Mr. Francis served as the Vice President of Sales and Marketing of Enhanced Systems, Inc. from October 1996 until December 1997. Mr. Francis previously has served in the communications industry in various positions including various sales and management positions at GTE, Stromberg-Carlson, and Executone.

     JACK A. HENRY has served as a director of our company since November 2001. Mr. Henry began his career in 1966 with the international professional services firm of Arthur Andersen LLP and held positions in the Detroit, San Jose, Seattle, and Phoenix offices. In 2000, Mr. Henry retired as Managing Partner of the Phoenix office and formed Sierra Blanca Ventures, LLC, a private advisory and investment firm. Mr. Henry currently serves on the board of directors of Simula, Inc., Harris Trust Bank of Arizona, and SOS Staffing Services, Inc. Mr. Henry has also served in a variety of community positions including most recently as chairman of the Arizona Chamber of Commerce from 1999 to 2000, and chairman of Greater Phoenix Leadership from 2000 to 2001. Mr. Henry attended the U.S. Naval Academy and holds a BBA and MBA from the University of Michigan.

     JONG HWA CHOI has served as a director of our company since February 2003. Mr. Choi has served in various capacities for LG InfoComm U.S.A., a major U.S. mobile handset vendor and affiliate of LG Electronics, Inc. since 1987, and since March 2000 has served as Vice President of Administration. During his 16-year tenure, Mr. Choi has managed international business planning and set up overseas subsidiaries for various divisions of LGE. Mr. Choi's global assignments include Italy, Russia, and the United States. Mr. Choi's experiences in various industries include consumer electronics, semiconductors, and mobile handsets.

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

     EMMETT E. MITCHELL has served as a director of our company since February 1999. Mr. Mitchell has been employed with MS Howell & Co., a NASD broker dealer and investment banking firm, as the Executive Vice President since December 2000. Mr. Mitchell has also served as the Chief Financial Officer of ICESoft Technologies, Inc., a privately held software company since December 2001. Prior to this, Mr. Mitchell was employed with Paradise Valley Securities, Inc., since October 1991, most recently as the Chairman and Chief Executive Officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms we received during the fiscal year ended December 31, 2002, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Mr. Hinz filed a late Form 4 covering two purchase transactions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information with respect to the compensation we paid to our Chief Executive Officer and four other executive officers who received cash compensation in excess of $100,000 during fiscal 2002.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                           COMPENSATION
                                                                           ------------
                                                                              AWARDS
                                                                           ------------
                                               ANNUAL COMPENSATION          SECURITIES
                                        --------------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION(1)          YEAR     SALARY($)     BONUS ($)   OPTIONS(#)(2)    COMPENSATION($)
------------------------------          ----     ---------     ---------   -------------    ---------------
Gregory K. Roeper..................     2002     $ 165,000     $ 25,000           --          $ 4,329(3)
   President and Chief Executive        2001     $ 155,000     $ 15,000       35,000          $ 8,451(4)
   Officer                              2000     $ 148,500           --           --            6,579

David A. Husband...................     2002     $ 135,000     $ 25,000           --          $   750(5)
   Vice President - Finance, Chief      2001     $  94,000     $     --       75,000          $    --
   Financial Officer, Secretary
   and Treasurer

Stephen L. Borcich.................     2002     $ 125,000     $     --           --          $   750(5)
   Vice President - Distribution        2001     $ 125,000     $     --           --          $   750(5)
   Sales                                2000     $ 134,612(6)    10,000           --              750(5)

Kent R. Burgess....................     2002     $ 134,000     $     --           --          $    --
   Former Vice President - Product      2001     $ 125,000     $     --           --          $    --
   Development                          2000     $  91,350           --       10,000               --

Steven R. Francis..................     2002     $ 102,000     $     --       50,000          $   750(5)
   Vice President - Dealer Sales

----------
(1) We consider Messrs. Roeper, Husband, Borcich, and Francis to be our executive officers. David A. Husband became our Chief Financial Officer during March 2001; Mr. Francis became our Vice President - Direct Sales during March 2002 and became our Vice President - Dealer Sales in June 2002. Mr. Burgess was our Vice President - Product Development from April 2000 until his retirement in December 2002.
(2) The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) Represents premium payment of $3,579 for a long-term disability insurance policy paid by our company and a 401(k) plan matching contribution in the amount of $750.
(4) Represents premium payment of $2,234 for a long-term disability insurance policy and $5,467 for a term life insurance policy paid by our company. Also includes a 401(k) plan matching contribution in the amount of $750.
(5)  Represents a 401(k) plan matching contribution.
(6)  Includes sales commissions paid during fiscal 2000.

OPTION GRANTS

     The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                             --------------------------------------------------------------------------------
                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                            PERCENTAGE                                      ANNUAL RATES
                             NUMBER OF       OF TOTAL                                      OF STOCK PRICE
                             SECURITIES      OPTIONS                                      APPRECIATION FOR
                             UNDERLYING     GRANTED TO                                     OPTION TERM(1)
                              OPTIONS      EMPLOYEES IN    EXERCISE     EXPIRATION    -----------------------
NAME                         GRANTED (#)    FISCAL YEAR     PRICE         DATE           5%             10%
----                         -----------    -----------    --------     ----------    -------        --------
Gregory K. Roeper..........        --            --            --            --            --              --
David A. Husband...........        --            --            --            --            --              --
Stephen L. Borcich.........        --            --            --            --            --              --
Kent R. Burgess............        --            --            --            --            --              --
Steven R. Francis..........    50,000          60.6%        $1.35        3/4/12       $42,450        $107,578

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

OPTION HOLDINGS AND VALUES

     The following table provides information on the value of unexercised options held by the officers listed as of December 31, 2002. None of the listed officers exercised any options during 2002.

                      OPTION VALUES AS OF DECEMBER 31, 2002

                                              UNDERLYING NUMBER
                                                OF SECURITIES             VALUE OF UNEXERCISED
                                             UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
                                            AT FISCAL YEAR-END (#)       FISCAL YEAR-END ($)(1)
                                         ---------------------------   ---------------------------
NAME                                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                     -----------   -------------   -----------   -------------
Gregory K. Roeper ......................   171,250         51,250        $ 7,000        $21,000
David A. Husband .......................    18,750         56,250        $13,650        $40,950
Stephen L. Borcich .....................    33,750         11,250        $    --        $    --
Kent R. Burgess ........................     5,000          5,000        $    --        $    --
Steven R. Francis ......................        --         50,000        $    --        $22,000

----------
(1) Calculated based upon the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2002 of $1.79 per share. The exercise price of certain of the options held by our executive officers on December 31, 2002 were greater than $1.79 per share.

EMPLOYMENT AGREEMENTS

     WILLIAM J. HINZ

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

     The employment agreement provides for Mr. Hinz to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment "for cause," as defined the agreement. If we terminate the employment of Mr. Hinz, or if his employment is terminated by reason of disability, the agreement provides for the payment of fixed compensation to Mr. Hinz for the remaining term of the agreement, payable in a lump sum within ten days of the date of termination. In addition, Mr. Hinz's vested options as of the date of termination will remain outstanding through the 90-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     In the event of a "change of control" of our company, as defined in the agreement, Mr. Hinz will receive a minimum bonus of $50,000. In addition, any options that were granted to Mr. Hinz that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If the employment of Mr. Hinz is terminated as a result of a change of control, we will be required to pay Mr. Hinz, within ten days of the date of termination, the greater of (a) his base salary and benefits for the remaining term of the employment agreement, or (b) his annual base salary.

     GREGORY K. ROEPER

     Effective October 1, 1999, we entered into an employment agreement with Mr. Roeper. We renewed and amended the agreement effective October 1, 2002, for a term expiring on September 30, 2003. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days' written notice. The employment agreement provides for Mr. Roeper to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Roeper to receive a base salary of $182,500 per annum through September 30, 2003.

     The agreement provides for Mr. Roeper to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment "for cause," as defined in the agreement. If we terminate his employment, or if his employment is terminated by reason of disability, the agreement provides for the payment of his base salary and benefits for a period of one year, payable in a lump sum within ten days of the date of termination. In addition, Mr. Roeper's vested options as of the date of termination will remain outstanding through the 120-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     In the event of a "change of control" of our company, as defined in the agreement, Mr. Roeper will receive a minimum bonus of $100,000. In addition, any options that were granted to Mr. Roeper that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Roeper's employment is terminated as a result of a change of control, we will be required to pay him, within ten days of the date of termination, his annual base salary and benefits for a period of one year following the date of termination plus any earned bonus through the date of termination.

     DAVID A. HUSBAND

     Effective January 1, 2003, we entered into an employment agreement with Mr. Husband. The agreement has an initial term of one year. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days' written notice. The employment agreement provides for Mr. Husband to serve as our Vice President - Finance and Chief Financial Officer. The employment agreement provides for Mr. Husband to receive a base salary of $135,000 per annum through December 31, 2003.

     The agreement provides for Mr. Husband to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment "for cause," as defined the agreement. If we terminate Mr. Husband's employment, or if his employment is terminated by reason of disability, we will pay Mr. Husband his base salary and benefits for a period ranging from six to nine months, depending on his length of service to our company. In addition, Mr. Husband's vested options as of the date of termination will remain outstanding through the 120-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     In the event of a "change of control" of our company, as defined in the employment agreement, Mr. Husband will receive a bonus ranging from $25,000 to $62,500, based on the value of the transaction. In addition, any options that were granted to Mr. Husband that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Husband's employment is terminated as a result of a change of control, we will be required to pay him his base salary and benefits for a six-month period following the date of termination plus any earned bonus through the date of termination.

     STEVEN R. FRANCIS

     Effective March 1, 2002, in connection with our acquisition of DataSpeak Systems, Inc., we entered into an employment agreement with Mr. Francis. The agreement has an initial term through February 2004. The employment agreement provides for Mr. Francis to serve as President of Vodavi Direct, Inc., our wholly owned subsidiary, for a base salary of $125,000 per annum. Pursuant to the agreement, we granted to Mr. Francis ten-year options to purchase 50,000 shares of our common stock at an exercise price per share equal to $1.35, and 25% of the options will vest and become exercisable on each of the first four anniversaries of the date of grant. In the event of a "change of control" of our company, as defined in the agreement, any options that were granted to Mr. Francis that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Francis' employment is terminated as a result of a change of control, we will be required to pay Mr. Francis his base salary and benefits for the remaining term of the agreement plus any earned bonus through the date of termination.

     The agreement provides for Mr. Francis to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment "for cause," as defined the agreement. If we terminate the employment of Mr. Francis, or if his employment is terminated by reason of disability, the agreement provides for the payment of fixed compensation to Mr. Francis for the remaining term of the agreement. In addition, any vested options held by Mr. Francis as of the date of termination will remain outstanding through the 90-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     Each employment agreement described above provides that the executive will be eligible to receive discretionary bonuses in amounts determined by our Board of Directors. In addition, each employment agreement generally requires us to

     * reimburse each executive for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and their duties under their respective employment agreements; and

     * provide such other fringe benefits that we make generally available to all of our employees on a non-discriminatory basis.

     Each employment agreement also contains provisions that prohibit the executive from

     * competing with us for a period of 12 months after the termination of the executive's employment with our company,

     * taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us, and

     * making unauthorized use or disclosure of our trade names, fictitious names, or confidential information.

     OTHER ARRANGEMENTS

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

DIRECTOR COMPENSATION AND OTHER INFORMATION

     Employees of our company do not receive compensation for serving as members of our Board of Directors. Each independent director receives a quarterly retainer fee of $3,750 payable on the first day of each quarter. Each independent director also receives a $500 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending meetings of our Board of Directors, except that Mr. Hinz receives no cash compensation for meetings attended. Mr. Hinz, the Chairman of our Board of Directors, is compensated as pursuant to an employment agreement. See Item 11, "Executive Compenation - Employment Agreements." During March 2003, we granted Mr. Hinz options to purchase 15,000 shares of our common stock. Committee members other than Mr. Hinz receive a $500 fee for attendance at committee meetings that are held on days other than days on which a Board of Directors' meeting is held. Non-employees who serve as directors of our company also receive an annual automatic stock option grant to purchase 5,000 shares of stock under our Amended and Restated 1994 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Performance evaluation and compensation decisions relating to 2002 were made by the Compensation Committee of our Board of Directors, which consisted of Messrs. Mitchell, Hinz, and Pakis. Except for our employment agreement with Mr. Hinz, none of such persons had any contractual or other relationships with us during fiscal 2002 except as directors. See Item 11, "Executive Compensation--Employment Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2002 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under Item 11, "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

                                                        NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                SHARES (2)   PERCENT (2)
----------------------------------------                ----------   -----------
DIRECTORS AND EXECUTIVE OFFICERS:
William J. Hinz.......................................    60,800(3)      1.4%
Gregory K. Roeper.....................................   210,600(4)      4.6%
David A. Husband......................................    62,350(5)      1.4%
Stephen L. Borcich....................................    33,750(6)       *
Kent R. Burgess.......................................     5,003(7)       *
Steven R. Francis.....................................   100,000(8)      2.3%
Jack A. Henry.........................................     5,900(9)       *
Kyeong-Woo Lee........................................     5,000(10)      *
Stephen A McConnell...................................    56,900(11)     1.3%
Emmett E. Mitchell....................................    30,000(12)      *
Frederick M. Pakis....................................     5,000(13)      *
All directors and officers as a group (11 persons)....   575,303        12.2%

NON-MANAGEMENT 5% STOCKHOLDERS:
LG Electronics, Inc...................................   862,500(14)    19.8%
Hummingbird Management, LLC...........................   477,300(16)    11.0%
Steven A. Sherman.....................................   277,330(15)     6.3%
Anthony Silverman.....................................   263,267(17)     6.1%

----------
*    Less than 1%

(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona 85034.
(2) The percentages shown are calculated based upon 4,349,788 shares of our common stock outstanding on December 31, 2002. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of December 31, 2002. In calculating ownership percentage, all shares of common stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of December 31, 2002 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder. Percentages may be rounded. Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.
(3) Includes 13,300 shares of common stock and 47,500 shares of common stock issuable upon exercise of options, but excludes 12,500 shares of common stock issuable upon exercise of unvested stock options.
(4) Includes 35,600 shares of common stock and 175,000 shares of common stock issuable upon exercise of options, but excludes 60,000 shares of common stock issuable upon exercise of unvested stock options.
(5) Includes 43,600 shares of common stock and 18,750 shares of common stock issuable upon exercise of options, but excludes 56,250 shares of common stock issuable upon exercise of unvested stock options.
(6) Includes 33,750 shares of common stock issuable upon exercise of options, but excludes 11,250 shares of common stock issuable upon exercise of unvested stock options.

(7) Includes 3 shares of common stock and 5,000 shares of common stock issuable upon exercise of options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(8) Excludes 50,000 shares of common stock issuable upon exercise of unvested stock options.
(9) Includes 900 shares of common stock and 5,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(10) Includes 5,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(11) Includes 26,900 shares of common stock and 30,000 shares issuable upon exercise of options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(12) Includes (a) 9,500 shares of common stock and 20,000 shares issuable upon exercise of options held by Mr. Mitchell, and (b) 500 shares of common stock held by Mr. Mitchell as custodian for his children, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options held by Mr. Mitchell.
(13) Includes 5,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.
(14) Represents shares of common stock beneficially owned by LG Electronics Inc. LGE has sole voting power and sole dispositive power over such shares. LGE acquired the shares of our common stock in connection with the merger of its minority owned subsidiary, LGIC, with and into LGE during September 2000. The address of LGE is LG Twin Towers, 20 Yoido-dong, Youngdungpo-gu, Seoul 150-721, Korea.
(15) Includes 95,000 shares of common stock and 75,000 shares issuable upon exercise of options held by Mr. Sherman; 8,000 shares held by Mr. Sherman as custodian for certain of his children; 86,830 shares held by Sherman Capital Group, L.L.C., of which Mr. Sherman is the managing member; and 12,500 shares held by Sherman Capital Partners, L.L.C., of which Mr. Sherman is a managing member. Mr. Sherman disclaims beneficial ownership of all shares held by Sherman Capital Group, L.L.C. and Sherman Capital Partners, L.L.C. except to the extent that his individual interest in such shares arises from his interest in each such entity. The address for Mr. Sherman is 509 Vista Grande Drive, Colorado Springs, Colorado 80906.
(16) Represents 477,300 shares of common stock beneficially owned by Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC), as investment manager to The Hummingbird Value Fund, L.P. The managing member of Hummingbird Management is Paul Sonkin, who also serves as the managing member of HVF Capital, the general partner of The Hummingbird Value Fund and The Hummingbird Microcap Value Fund. Hummingbird Management has sole voting and dispositive power over the shares, and Hummingbird Management disclaims any economic interest or beneficial ownership of the shares. Information is based solely on a Schedule 13D filed with the Commission on or about June 12, 2002, as amended on November 26, 2002 and January 3, 2003. The address of Hummingbird Management, LLC is 153 East 53rd Street, New York, New York 10022.
(17) Represents  263,267  shares of common stock  beneficially  owned by Anthony
     Silverman, who has sole voting and dispositive power of the shares. Information is based solely on a Schedule 13D filed with the Commission on or about August 7, 2002. The address for Mr. Silverman is 7305 E. Del Acero Drive, Scottsdale, Arizona 85254.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1994 Stock Option Plan as of December 31, 2002.

                                                                                       (c)
                                       (a)                                   Number of Securities (b)
                               Number of Securities                           Remaining Available for
                                to be Issued Upon       Weighted Average       Future Issuance Under
                                   Exercise of         Exercise Price of     Equity Compensation Plans
                               Outstanding Options,   Outstanding Options,     (Excluding Securities
       Plan Category           Warrants, and Rights   Warrants, and Rights   Reflected in Column (a))
       -------------           --------------------   --------------------   ------------------------
Equity Compensation Plans
   Approved by
   Stockholders...............         880,500               $ 2.89                   567,000

Equity Compensation Plans
   Not Approved by
   Stockholders...............              --                   --                        --
                                     ---------               ------                 ---------

   Total......................         880,500               $ 2.89                   567,000
                                     =========               ======                 =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LG Electronics Inc., our principal supplier, owns approximately 20% of our outstanding common stock. Kyeong Woo Lee, a director of our company from January 2002 until February 2003 and Jong Hwa Choi, a director of our company since February 2003, are officers of LGE or its affiliates. We purchased approximately $18.5 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2002. We believe that the purchases from LGE and its affiliate approximate terms that would be offered by non-related parties. We owed LGE and its affiliate approximately $4.0 million for product purchases as of December 31, 2002.

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

     In July 2001, we entered into a development agreement with LGE under which we will develop for LGE certain advanced voice messaging technologies. We recorded revenue of $183,000 in 2002 and $210,000 in 2001 for work performed under the development agreement using the percentage of completion method. As of December 31, 2002, LGE had paid us $300,000 pursuant to the agreement.

ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (2) Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-3 of this report.

(b)  REPORTS ON FORM 8-K.

     None.

(c)  EXHIBITS

EXHIBIT
NUMBER                                 EXHIBIT
------                                 -------
3.1       Amended Certificate of Incorporation of the Registrant (l)
3.2       Amended and Restated Bylaws of the Registrant (l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share (1)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc. (3)
10.23     Amended  and  Restated  Credit  Agreement  dated as of April 11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997 (2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation (2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (4)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc. (4)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc. (4)
10.38 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (5)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc. (6)
10.42     Second  Amendment  to Amended  and  Restated  Credit  Agreement  dated
          October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (6)
10.43 Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (7)
10.44 Waiver and Amendment of Credit Agreement dated May 11, 2001, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (8)

10.47 Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (9)
10.48 Employment Agreement, effective October 1, 2001, between Gregory K. Roeper and Vodavi Technology, Inc. (10)
10.49 Second Amended and Restated 1994 Stock Option Plan (amended through May 13, 2002) (11)
10.50 Fourth Amendment to Amended and Restated Credit Agreement dated March 4, 2002, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation
10.51 Employment Agreement, effective January 1, 2003, between David A. Husband and Vodavi Technology, Inc.
10.52 Employment Agreement, effective October 1, 2003, between Gregory K. Roeper and Vodavi Technology, Inc.
21        List of Subsidiaries
23.1      Consent of Deloitte and Touche LLP
23.2      Statement regarding consent of Arthur Andersen LLP
99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section of 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 27, 2000.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed on May 15, 2001.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed on March 29, 2002.
(11) Incorporated by reference to Registration Statement on Form S-8 (No. 333-98819) as filed by the Registrant on August 27, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VODAVI TECHNOLOGY, INC.


Date: March 24, 2003                   By: /s/ Gregory K. Roeper
                                           -------------------------------------
                                           Gregory K. Roeper
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                       DATE
          ---------                       -----                       ----

/s/ William J. Hinz          Chairman of the Board                March 24, 2003
--------------------------
William J. Hinz


/s/ Gregory K. Roeper        President, Chief Executive           March 24, 2003
--------------------------   Officer, and Director
Gregory K. Roeper            (Principal Executive Officer)



/s/ David A. Husband         Vice President - Finance, Chief      March 24, 2003
--------------------------   Financial Officer, Secretary,
David A. Husband             and Treasurer (Principal Financial
                             and Accounting Officer)


/s/ Jack A. Henry            Director                             March 24, 2003
--------------------------
Jack A. Henry


/s/ Jong Hwa Choi            Director                             March 24, 2003
--------------------------
Jong Hwa Choi


/s/ Stephen A McConnell      Director                             March 24, 2003
--------------------------
Stephen A McConnell


/s/ Emmett E. Mitchell       Director                             March 24, 2003
--------------------------
Emmett E. Mitchell


/s/ Frederick M. Pakis       Director                             March 24, 2003
--------------------------
Frederick M. Pakis

                                  CERTIFICATION

     I, Gregory K. Roeper, certify that:

     1. I have reviewed this annual report on Form 10-K of Vodavi Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                        /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        Chief Executive Officer

                                  CERTIFICATION

     I, David A. Husband, certify that:

     1. I have reviewed this annual report on Form 10-K of Vodavi Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                        /s/ David A. Husband
                                        ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer

                    VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----

Independent Auditors' Report - Deloitte & Touche LLP.........................F-2

Report of Independent Public Accountants - Arthur Andersen LLP...............F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001.................F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001, and 2000..........................................F-5

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2002, 2001, and 2000..........................F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001, and 2000..........................................F-7

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

Report of Independent Public Accounts - Arthur Andersen LLP..................S-2

Schedule II -- Valuation and Qualifying Accounts.............................S-3

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vodavi Technology, Inc.

We have audited the accompanying consolidated balance sheets of Vodavi Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 2, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.


DELOITTE & TOUCHE LLP
Phoenix, Arizona
  February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


ARTHUR ANDERSEN LLP
Phoenix, Arizona
  February 2, 2001

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                                                DECEMBER 31,
                                                                          ------------------------
                                   ASSETS                                    2002          2001
                                                                          ----------    ----------
Current Assets
  Cash                                                                    $    1,141    $      340
  Accounts receivable, net of reserves for doubtful accounts
    and sales returns of $422 in 2002 and $730 in 2001                         6,671         6,996
  Inventories                                                                  5,550         5,331
  Income tax receivable                                                          300           839
  Deferred income taxes                                                          436           781
  Prepaid expenses and other                                                     731           574
                                                                          ----------    ----------

                 Total current assets                                         14,829        14,861
Property and equipment, net                                                    1,631         1,581
Goodwill, net                                                                    725         1,638
Deferred Income Taxes                                                            160            --
Other Long-Term Assets, net                                                       43           193
                                                                          ----------    ----------
                                                                          $   17,388    $   18,273
                                                                          ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $    1,250    $    1,454
  Accrued liabilities                                                            969         1,437
  Accrued rebates                                                                564           577
  Accounts payable to stockholder                                              3,965           984
  Revolving credit facility borrowings                                            --         2,593
                                                                          ----------    ----------

                        Total current liabilities                              6,748         7,045
Deferred Income Taxes                                                             --           159
Other Long-Term Obligations                                                       18            41
Commitments and Contingencies (Note 5)
Stockholders' Equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
    no shares issued or outstanding                                               --            --
  Common stock, $.001 par value, 10,000,000 shares authorized;
    4,668,488 and 4,553,488 shares issued at December 31, 2002
    and 2001, respectively                                                         5             5
  Additional paid-in capital                                                  13,503        13,363
  Accumulated deficit                                                         (2,127)       (1,581)
  Treasury stock, at cost; 318,700 shares at December 31, 2002 and 2001         (759)         (759)
                                                                          ----------    ----------
                                                                              10,622        11,028
                                                                          ----------    ----------
                                                                          $   17,388    $   18,273
                                                                          ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2002          2001          2000
                                                        ----------    ----------    ----------
Revenue, net                                            $   37,328    $   34,153    $   47,705
Cost of Goods Sold                                          23,879        22,983        30,202
                                                        ----------    ----------    ----------
                 Gross Margin                               13,449        11,170        17,503
Operating Expenses:
  Engineering and product development                        2,333         1,998         1,742
  Selling, general and administrative                        9,831        11,185        14,299
                                                        ----------    ----------    ----------
                                                            12,164        13,183        16,041
                                                        ----------    ----------    ----------

Operating Income (Loss)                                      1,285        (2,013)        1,462
Interest Expense                                                97           406           705
                                                        ----------    ----------    ----------
Income (Loss) Before Income Taxes and Change
in Accounting Principle                                      1,188        (2,419)          757
Provision for (Benefit from) Income Taxes                      471          (863)          309
                                                        ----------    ----------    ----------
Income (Loss) Before Change in Accounting Principle            717        (1,556)          448

Change in Accounting Principle, net of taxes                (1,263)           --            --
                                                        ----------    ----------    ----------
Net Income (Loss)                                       $     (546)   $   (1,556)   $      448
                                                        ==========    ==========    ==========
Basic earnings per share:
  Income (loss) before change in accounting principle   $     0.16    $    (0.37)   $     0.10
  Change in accounting principle                             (0.29)           --            --
                                                        ----------    ----------    ----------
  Net Income (Loss)                                     $    (0.13)   $    (0.37)   $     0.10
                                                        ==========    ==========    ==========

Diluted earnings per share:
  Income (loss) before change in accounting principle   $     0.16    $    (0.37)   $     0.10
  Change in accounting principle                             (0.29)           --            --
                                                        ----------    ----------    ----------
  Net Income (Loss)                                     $    (0.13)   $    (0.37)   $     0.10
                                                        ==========    ==========    ==========

Weighted Average Shares Outstanding:
  Basic Average Shares Outstanding                           4,331         4,235         4,273
                                                        ==========    ==========    ==========
  Diluted Average Shares Outstanding                         4,428         4,235         4,305
                                                        ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
IN THOUSANDS EXCEPT SHARE AMOUNTS

                                              COMMON STOCK          ADDITIONAL                      TREASURY STOCK
                                        -------------------------    PAID-IN    ACCUMULATED    -----------------------
                                        SHARES ISSUED    AMOUNT      CAPITAL      DEFICIT        SHARES       VALUE        TOTAL
                                        -------------  ----------   ----------   ----------    ----------   ----------   ----------
Balance, December 31, 1999                4,342,238    $        4   $   12,334   $     (473)      (16,800)  $      (45)  $   11,820
  Net income                                     --            --           --          448            --           --          448
  Purchase of common stock                       --            --           --           --      (301,900)        (714)        (714)
  Options exercised                         211,250             1          836           --            --           --          837
  Tax benefit on stock option exercises          --            --          193           --            --           --          193
                                         ----------    ----------   ----------   ----------    ----------   ----------   ----------

Balance, December 31, 2000                4,553,488             5       13,363          (25)     (318,700)        (759)      12,584
  Net loss                                       --            --           --       (1,556)           --           --       (1,556)
                                         ----------    ----------   ----------   ----------    ----------   ----------   ----------

Balance, December 31, 2001                4,553,488             5       13,363       (1,581)     (318,700)        (759)      11,028
  Net loss                                       --            --           --         (546)           --           --         (546)
  Common stock issued                       115,000            --          150           --            --           --          150
  Tax effect of expired warrants                 --            --          (10)          --            --           --          (10)
                                         ----------    ----------   ----------   ----------    ----------   ----------   ----------

Balance, December 31, 2002                4,668,488    $        5   $   13,503   $   (2,127)     (318,700)  $     (759)  $   10,622
                                         ==========    ==========   ==========   ==========    ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
IN THOUSANDS

                                                           YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       2002          2001          2000
                                                    ----------    ----------    ----------
Cash flows from Operating Activities:
  Net income (loss)                                 $     (546)   $   (1,556)   $      448
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        635           988           940
      Change in accounting principle                     1,263            --            --
      Tax benefit on stock option exercises                 --            --           193
      Provision for doubtful accounts and sales
        returns                                            256           839           628
      Deferred taxes                                       397            16           154
      Rent equalization                                    (23)          (94)          (51)
  Changes in working capital:
    Accounts receivable                                     69         3,962        (2,362)
    Inventories                                           (199)        1,376           196
    Income tax receivable                                  539          (839)           --
    Prepaid expenses and other                            (148)          296           167
    Other long-term assets                                   3            (6)         (191)
    Accounts payable                                      (204)           80            32
    Accounts payable to stockholder                      2,981        (1,398)          734
    Accrued liabilities and accrued rebates               (520)          (50)          615
                                                    ----------    ----------    ----------
               Net cash flows provided by
                 operating activities                    4,503         3,614         1,503
                                                    ----------    ----------    ----------

Cash flows from Investing Activities:
  Cash paid to acquire property and equipment             (485)         (172)         (291)
  Cash paid to acquire DataSpeak Systems, Inc.            (624)           --            --
  Cash received on notes receivable                         --            --           114
                                                    ----------    ----------    ----------
               Net cash flows used in investing
                 activities                             (1,109)         (172)         (177)
                                                    ----------    ----------    ----------

Cash Flows from Financing Activities:
  Payments on revolving credit facility, net            (2,593)       (3,666)       (2,413)
  Purchase of common stock                                  --            --          (714)
  Stock options exercised                                   --            --           837
                                                    ----------    ----------    ----------
                 Net cash flows used in financing
                   activities                           (2,593)       (3,666)       (2,290)
                                                    ----------    ----------    ----------

Change in Cash                                             801          (224)         (964)
Cash, beginning of period                                  340           564         1,528
                                                    ----------    ----------    ----------
Cash, end of period                                 $    1,141    $      340    $      564
                                                    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   NATURE OF BUSINESS

     Vodavi Technology, Inc., a Delaware corporation, and subsidiaries (the Company), designs, develops, markets, and supports a broad range of business telecommunications solutions, including digital and IP-based telephone systems, voice processing systems, and computer-telephony products for a wide variety of business applications. The Company markets its products primarily in the United States through a distribution network consisting of wholesale distributors, direct dealers, and its own sales personnel.

     The Company currently obtains most of its products from manufacturers located in South Korea, Thailand, Taiwan, and the People's Republic of China. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. The Company does not own most of the equipment, tools and molds used in the manufacturing process and has only limited control over the manufacturing of its products. A majority of these purchases are made from a stockholder (see Note 8).

     b.   CUSTOMER CONCENTRATIONS

     Sales to the Company's largest distributor, Graybar Electric Company, Inc., accounted for 27%, 27%, and 32% of total revenues during 2002, 2001 and 2000, respectively. During the same periods, sales to the Company's second largest distributor accounted for an additional 12%, 9%, and 12% of total revenues, respectively. Accounts receivable from the two largest distributors comprise 43% and 48% of total accounts receivable as of December 31, 2002 and 2001, respectively. No other customers accounted for more than 10% of the Company's revenues.

     c.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vodavi Technology, Inc. and its wholly owned subsidiaries Vodavi Communications Systems, Inc. (VCS), Vodavi Direct, Inc., and Vodavi-CT, Inc. (Vodavi-CT), formerly known as Enhanced Systems, Inc. (together herein referred to as the Company). In February 2002, Vodavi Direct, Inc. was formed as a wholly owned subsidiary of VCS (see Note 2). As a result of the discontinuance of the business operations of Vodavi-CT in 2001, this entity was merged into its parent company in January 2003 and no longer exists. All material intercompany transactions have been eliminated in consolidation.

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

     e.   INVENTORIES

     Inventories consist of purchased finished products from a stockholder and other third-party manufacturers and are stated at the lower of cost (first-in, first-out method) or market. The Company's assessment of market value is determined by, among other things, historical and forecasted sales activity, the condition of specific inventory items, and competitive pricing considerations. When the assessed market value is less than the historical cost, provision is made in the financial statements to reduce the carrying amount of the respective inventory items to market value.

     The Company generally takes title to inventory upon shipment from the manufacturer.

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

     Property and equipment and the related useful lives consist of the following as of December 31, 2002 and 2001, respectively.

                                          USEFUL LIFE
             TYPE OF ASSET                 IN YEARS      2002        2001
             -------------                 --------    --------    --------
                                                       ($000)      ($000)
     Office and computer equipment              5      $  2,975    $  2,825
     Furniture and fixtures                    10           570         409
     Tooling and manufacturing equipment      5-8         1,670       1,662
                                                       --------    --------
                                                          5,215       4,896
     Less - accumulated depreciation                     (3,584)     (3,315)
                                                       --------    --------
                                                       $  1,631    $  1,581
                                                       ========    ========

     Depreciation expense was $485,000, $627,000, and $614,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

     g.   GOODWILL

     Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. Goodwill was being amortized on the straight-line method over 20 years. Amortization expense was $0, $134,000, and $134,000, for the years ended December 31, 2002, 2001, and 2000, respectively. Accumulated amortization was $0, and $1,037,000 at December 31, 2002 and 2001, respectively. On January 1, 2002, the Company changed its method of accounting for goodwill. See note below.

     h.   OTHER LONG-TERM ASSETS

     Other long-term assets consists principally of acquired licensing rights, including a licensing agreement the Company entered into in 1999 to acquire the licensing and manufacturing rights to certain voice mail products for $500,000. This agreement was being amortized utilizing a useful life of three years. Amortization expense related to this asset was $125,000, $167,000 and $167,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, all licensing-related assets were fully amortized.

     i.   IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, excluding goodwill and other intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company compares the carrying value of the assets to the sum of the expected future cash flows (undiscounted and without interest charges) to be generated by the assets and their ultimate disposition. If the sum of the undiscounted cash flows is less then the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are valued at the lower of carrying value or fair value, less costs to sell.

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

     The Company has determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill was impaired. This determination was based principally on the total market value of the Company's issued and outstanding common stock on January 1, 2002 of $5.5 million compared to the Company's book value on December 31, 2001 of $11.0 million. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

     The following table sets forth, for the periods presented, pro forma net income (loss) as if we had adopted SFAS Nos. 141 and 142 from the earliest period presented: ($000's except per share amounts)

                                                    YEAR ENDED DECEMBER 31,
                                        2002                 2001                  2000
                                  -----------------   ------------------    -----------------
                                  Amount      EPS     Amount       EPS      Amount      EPS
                                  -------   -------   -------    -------    -------   -------
Income (loss) before change in
  accounting principle, as
  reported                        $   717   $  0.16   $(1,556)   $ (0.37)   $   448   $  0.10
Add back goodwill amortization,
  net of taxes                         --        --       100       0.02        100      0.02
                                  -------   -------   -------    -------    -------   -------
Adjusted net income (loss)        $   717   $  0.16   $(1,456)   $ (0.35)   $   548   $  0.12
                                  =======   =======   =======    =======    =======   =======

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

     In  November  2002,  the  FASB  issued  FASB   Interpretation   Number  45,
     "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002 as presented in Note 4.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensations - A Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002 as presented in Note 6.

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

     l.   REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Additionally, revenues from software sales were recognized when delivery had occurred, the license fee was fixed and determinable, collectibility was reasonably assured and evidence of an arrangement existed. Software maintenance and support revenues were recognized ratably over the term of the contract, generally twelve months. Revenues from professional services for customization of software are generally recognized under two methods, depending on contractual terms. Under the time and materials method, revenue is based on a fee-per-hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project. Revenues are recorded net of discounts, allowances for sales returns and volume rebates.

     m.   ENGINEERING AND PRODUCT DEVELOPMENT

     All costs associated with internal engineering and product development activities are expensed as incurred.

     n.   STOCK OPTION PLANS

     Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method under APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

     The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2002, 2001, and 2000, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                Years Ended December 31,
                                              ----------------------------
                                              2002        2001        2000
                                              ----        ----        ----
     Risk free interest rate                  3.05%       5.03%       6.14%
     Expected dividends                       None        None        None
     Expected lives in years                   5.0         5.0         4.9
     Expected volatility                      76.1%       79.0%       78.1%

     No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting as prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reported as follows:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    2002       2001       2000
                                                  -------    -------    -------
                                                          (IN THOUSANDS,
                                                     EXCEPT PER SHARE AMOUNTS)
     Net income (loss):
       As reported                                $  (546)   $(1,556)   $   448
       Fair Value of options granted,
         net of taxes                                (131)      (126)      (158)
                                                  -------    -------    -------
       Pro forma                                  $  (677)   $(1,682)   $   290
                                                  =======    =======    =======
     Earnings (loss) per share:
       As reported - basic and diluted            $ (0.13)   $ (0.37)   $  0.10
       Pro forma - basic and diluted              $ (0.16)   $ (0.40)   $  0.07

     o.   EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share", the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding.

     A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

                                                        2002         2001         2000
                                                     ---------    ---------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before change in accounting
  principal                                          $     717    $  (1,556)   $     448
Change in accounting principal                          (1,263)          --           --
                                                     ---------    ---------    ---------
Net income (loss                                     $    (546)   $  (1,556)   $     448
                                                     =========    =========    =========
Weighted average common shares for basic
  earnings per share                                     4,331        4,235        4,273
Effect of dilutive stock options(1)                         97           --           32
                                                     ---------    ---------    ---------
Weighted average common shares for diluted
  earnings per share                                     4,428        4,235        4,305
                                                     =========    =========    =========
Basic earnings per share:
Income before change in accounting principle         $    0.16    $   (0.37)   $    0.10
Change in accounting principle                           (0.29)          --           --
                                                     ---------    ---------    ---------
Net Income (loss)                                    $   (0.13)   $   (0.37)   $    0.10
                                                     =========    =========    =========
Diluted earnings per share:
Income before change in accounting principle         $    0.16    $   (0.37)   $    0.10
Change in accounting principle                           (0.29)          --           --
                                                     ---------    ---------    ---------
Net Income (loss)                                    $   (0.13)   $   (0.37)   $    0.10
                                                     =========    =========    =========

(1) Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 625,000, 646,500, and 328,000 shares had an exercise price greater than the average market price during the years ended December 31, 2002, 2001, and 2000, respectively, and therefore did not enter into the earnings per share calculation.

     p.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable, accounts payable, payable to related parties, and accrued liabilities approximate fair values due to the short-term maturities of these instruments. As the revolving credit facility bears a variable interest rate at 2.5% over the 30 day commercial paper rate, the carrying value approximates fair value.

     q.   SEGMENTS

     The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

     r.   RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements for the year ended December 31, 2001 to conform to the current year's presentation.

2.   RECENT ACQUISITIONS

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

                    Inventory                                 $ 20
                    Prepaid assets                               9
                    Property and equipment                      50
                    Deferred Taxes                               9
                    Goodwill                                   725
                    Accrued liabilities                        (54)
                                                              ----
                                                              $759
                                                              ====

3.   SPECIAL CHARGES

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

     Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products, in the first quarter of 2001 the Company re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

     The pre-tax financial impact of these initiatives during 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the year ended December 31, 2001:

                                   Amount               Inclusion in
                                   ($000)           Statement of Operations
                                   ------           -----------------------
Non-cash Charges:
  Inventory impairments           $   568      Cost of goods sold
  Allowance for bad debts             328      Selling, general & administrative
                                                 expenses
  Distributor price protection        151      Revenue
  Property and equipment               15      Selling, general & administrative
                                                 expenses
                                  -------
                                    1,062
                                  -------
Cash Charges:
  Distributor price protection        281      Revenue
  Severance-related costs             168      Selling, general & administrative
                                                 expenses
  Other shut-down costs               250      Selling, general & administrative
                                                 expenses
                                  -------
                                      699
                                  -------
                                  $ 1,761
                                  =======

     The following table sets forth the activity of accrued cash charges for each of the years in the two-year period ended December 31, 2002: (IN THOUSANDS)

                                                            Balance                Balance
                                     Initial       2001     Dec. 31,     2002      Dec. 31,
                                     Balance     Payments     2001     Payments     2002
                                     -------     --------    -----     --------     -----
     Distributor price protection     $ 281       $(195)     $  86      $ (86)      $  --
     Severance-related costs            168        (114)        54        (54)         --
     Other shut-down costs              250        (106)       144       (144)         --
                                      -----       -----      -----      -----       -----
                                      $ 699       $(415)     $ 284      $(284)         --
                                      =====       =====      =====      =====       =====

     The following table sets forth for the periods presented the total revenue and operating income (loss) contributed by the Interactive Voice Response product group that was discontinued in the first quarter of 2001: (IN THOUSANDS)

                                              Year Ended December 31,
                                          --------------------------------
                                           2002        2001         2000
                                          -------     -------      -------
     Revenue                              $   135     $ 1,331      $ 2,420
     Operating income (loss)                   73        (359)        (186)

4.   REVOLVING CREDIT FACILITY

     As of December 31, 2002, VCS had a $15.0 million revolving credit facility with a financial institution. Available borrowings under the facility are based on eligible inventory and accounts receivable of VCS. Advances of the credit facility are secured by substantially all of the Company's assets. Vodavi Technology, Inc. and Vodavi Direct, Inc. are guarantors under the credit facility. Interest is payable monthly at a variable rate based on the 30-day commercial paper rate plus 2.50% (3.80% and 4.52% at December 31, 2002 and 2001, respectively). The credit facility expires in April 2003. At December 31, 2002, there were no outstanding borrowings on the revolving credit facility and $7.0 million available for use.

     The credit agreement contains certain financial covenants that are customary for similar credit facilities and also prohibits the Company's operating subsidiaries from paying dividends to the Company without the consent of the financial institution. At December 31, 2002 and 2001, the Company was in compliance with these financial covenants.

5.   COMMITMENTS AND CONTINGENCIES

     a.   LEGAL MATTERS

     The Company was involved in a legal dispute with Paradygm Communications, Inc. and R.C. Patel related to a strategic alliance agreement. In October 2002, the parties settled the dispute. As a result, the Company paid Paradygm and Patel $250,000 and incurred an additional $50,000 of legal fees. The financial impact of the settlement is included in the consolidated financial statements for the year ended December 31, 2002.

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

     b.   OPERATING LEASES

     The Company has entered into long-term operating lease agreements for all of its office and warehouse facilities and certain vehicles. Minimum payments under the Company's lease agreements are as follows:

     Years Ending
     December 31,                                               Operating Leases
     ------------                                               ----------------
                                                                 (IN THOUSANDS)
     2003                                                            $ 1,094
     2004                                                              1,095
     2005                                                                881
     2006                                                                818
     2007                                                                785
     Thereafter                                                        3,142
                                                                     -------
     Total minimum lease commitments                                   7,815
     Total minimum noncancellable sublease rentals                      (374)
                                                                     -------
                                                                     $ 7,441
                                                                     =======

     Certain of the Company's lease agreements provide for initial periods of free or discounted rental payments. Rent expense is recognized on a straight-line basis and was approximately $1.2 million for the year ended December 31, 2002, and $1.1 million for each of the years ended December 31, 2001, and 2000, respectively. The difference between rent expensed and rent paid ("rent equalization") was $23,000, $94,000, and $51,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     c.   401(k) PROFIT SHARING PLAN

     The Company  sponsors a profit  sharing plan (the 401(k) Plan)  pursuant to
     Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $64,000, $63,000, and $76,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

6.   STOCKHOLDERS' EQUITY

     a.   TREASURY STOCK

     In the fourth quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program authorized by the Company's Board of Directors in October 1999. That program authorized the Company to purchase up to 400,000 common shares over a six-month period, which was subsequently extended through June 2001, on the open market or pursuant to negotiated transactions at price levels the Company deemed attractive. As of December 31, 2002, the Company had purchased 318,700 shares at an aggregate cost of $759,000.

     b.   VODAVI TECHNOLOGY, INC. 1994 STOCK OPTION PLAN

     The Vodavi Technology, Inc. 1994 Stock Option Plan (the Plan), as amended, provides for the granting of (a) options to purchase shares of the Company's common stock, (b) stock appreciation rights, (c) shares of the Company's common stock, or (d) other cash awards related to the value of the Company's common stock. Under the Plan, options and other awards may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. The Plan also includes an automatic program under which nonqualified options are automatically granted to the Company's nonemployee directors. If any options terminate or expire without having been exercised in full, the stock underlying such options will again be available for grant under the Plan. In July 2002, shareholders approved an increase in the number of shares that may be issued under the plan from 1,100,000 to 1,600,000. The Plan expires in 2004.

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

     The following table sets forth the activity under the Plan for each of the years presented:

                                        December 31, 2002         December 31, 2001         December 31, 2000
                                     ----------------------    ----------------------    ------------------------
                                                   Weighted                  Weighted                   Weighted
                                                   Average                   Average                    Average
                                     Number of     Exercise    Number of     Exercise    Number of      Exercise
                                      Options       Price       Options       Price       Options         Price
                                      --------     --------     --------     --------     --------       --------
Options outstanding at
  beginning of period                  804,500     $   3.08      725,000     $   3.68      779,800       $   4.03
   Granted                             112,500         1.70      188,000         1.04      179,500           2.72
   Forfeited                           (36,500)        3.42     (108,500)        3.49      (81,800)          4.30
   Exercised                                --           --           --           --     (152,500)(1)       4.00
                                      --------     --------     --------     --------     --------       --------
Options outstanding at end
  of period                            880,500     $   2.89      804,500     $   3.08      725,000       $   3.68
                                      ========     ========     ========     ========     ========       ========
Options available for grant            567,000                   143,000                   222,500
                                      ========                  ========                  ========
Exercisable at end of
  period                               530,875     $   3.52      407,375     $   4.11      334,125       $   4.60
                                      ========     ========     ========     ========     ========       ========
Weighted average fair
  value of options granted                         $   1.08                  $    .69                    $   1.80
                                                   ========                  ========                    ========

(1)  Excludes the exercise of 58,750 options that were not a part of the Plan.

                                    Options Outstanding                             Options Exercisable
                  -------------------------------------------------------   -----------------------------------
                                      Weighted-Average
                        Number          Remaining                                Number
   Range of         Outstanding at    Contractual Life   Weighted-Average    Exercisable at    Weighted-Average
Exercise Prices   December 31, 2002     (in years)        Exercise Price    December 31, 2002   Exercise Price
---------------   -----------------     ----------        --------------    -----------------   --------------
 $0.99 - $2.78         619,000             7.7                $ 2.01             286,875            $ 2.29
 $2.79 - $4.58         102,500             4.5                $ 3.98             102,500            $ 3.98
 $4.59 - $7.00         159,000             2.3                $ 5.63             141,500            $ 5.68
                      --------                                ------            --------            ------
                       880,500                                $ 2.89             530,875            $ 3.52
                      ========                                ======            ========            ======

7.   INCOME TAXES

     The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

                       2002       2001        2000
                      ------     ------      ------
                             (IN THOUSANDS)
     Current          $   74     $ (879)     $  463
     Deferred            397         16        (154)
                      ------     ------      ------
                      $  471     $ (863)     $  309
                      ======     ======      ======

     The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of deferred income taxes at December 31, 2002 and 2001, were as follows:

                                                         2002            2001
                                                       ---------      ---------
                                                            (IN THOUSANDS)
     Current deferred tax assets:
       Receivable reserves                             $      73      $     226
       UNICAP adjustment                                      79             84
       Other accruals                                        200            372
       Research and development credits                       84             99
                                                       ---------      ---------
                                                       $     436      $     781
                                                       =========      =========
     Long-term deferred tax assets (liabilities):
       State net operating losses                      $      68      $      82
       Depreciation and amortization differences              92           (241)
                                                       ---------      ---------
                                                       $     160      $    (159)
                                                       =========      =========

     A reconciliation of the federal income tax rate to the Company's effective income tax rate is as follows:

                                                      2002      2001      2000
                                                     ------    ------    ------
     Federal statutory tax rate                        34.0%    (34.0)%    34.0%

     State taxes, net                                   3.3      (3.3)      3.3

     Research and development tax credits              (2.8)     (3.1)    (13.9)
     Non-deductible expenses and other permanent
       differences                                      5.1       4.7      17.4
                                                     ------    ------    ------
                                                       39.6%    (35.7)%    40.8%
                                                     ======    ======    ======

     During 2001, the Company generated approximately $2.4 million in state net operating loss carryforwards. These losses can only be carried forward to offset income in future years.

8.   RELATED PARTY TRANSACTIONS

     LG Electronics Inc. (LGE), the Company's principal supplier, owned approximately 20% of the Company's outstanding common stock at December 31, 2002 and has a designated member on the Company's board of directors. The Company purchased approximately $18.5 million, $15.4 million, and $20.6 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2002, 2001, and 2000, respectively. The Company owed LGE and its affiliate a total of $3,965,000 and $984,000 for product purchases at December 31, 2002 and 2001, respectively. During 2002, the Company's payment terms with LGE and its affiliate were changed from 30 days to 60 days after shipment. Current balances are non-interest bearing.

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

     In July 2001, the Company entered into a development agreement with LGE under which the Company will develop for LGE certain advanced voice messaging technologies. The Company recorded revenue of $183,000 during 2002 and $210,000 during 2001 for work performed under the development agreement using the percentage of completion method. As of December 31, 2002, LGE had made cash payments to the Company of $300,000 pursuant to the agreement.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes for the years ended December 31, 2002, 2001, and 2000 was as follows:

                                                     2002     2001     2000
                                                     ----     ----     ----
                                                         (IN THOUSANDS)
     Interest                                        $ 97     $406     $705
     Income taxes                                    $401     $ --     $368


     Supplemental schedule of non-cash activities:                     2002
                                                                       ----
                                                                  (IN THOUSANDS)
     Common Stock issued to acquire DataSpeak Systems, Inc.            $135
     Common Stock issued in lieu of employee cash bonus                $ 15
     Tax effect of expired warrants                                    $(10)

     There were no non-cash activities during the years ended December 31, 2001 or 2000.

10. SUMMARY OF QUARTERLY RESULTS (UNAUDITED): (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              First       Second     Third     Fourth
                                             Quarter     Quarter    Quarter    Quarter      Year
                                             --------    --------   --------   --------   --------
2002
Revenue, net                                 $  8,790    $  9,459   $ 10,541   $  8,538   $ 37,328
Gross margin                                    3,151       3,463      3,941      2,894     13,449
Income (loss) before income taxes
  and change in accounting principle              279         499        366         44      1,188
Provision (benefit) for income taxes              112         197        145         17        471
Income before change in accounting
  principle                                       167         302        221         27        717
Change in accounting principle                 (1,263)         --         --         --     (1,263)
Net income (loss)                            $ (1,096)   $    302   $    221   $     27   $   (546)
Diluted earnings (loss) per share            $  (0.26)   $   0.07   $   0.05   $   0.01   $  (0.13)

2001
Revenue, net                                 $  6,060    $  9,603   $  9,664   $  8,826   $ 34,153
Gross margin                                    1,152       3,442      3,473      3,103     11,170
Income (loss) before income taxes and
  change in accounting principle               (3,291)        258        422        192     (2,419)
Provision (benefit) for income taxes           (1,207)         99        169         76       (863)
Income before change in accounting
  principle                                    (2,084)        159        253        116     (1,556)
Change in accounting principle                     --          --         --         --         --
Net income (loss)                            $ (2,084)   $    159   $    253   $    116   $ (1,556)
Diluted earnings (loss) per share            $  (0.49)   $   0.04   $   0.06   $   0.03   $  (0.37)

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of Vodavi Technology, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001 and for the years then ended, and have issued our report thereon dated February 14, 2003; such financial statements and report are included elsewhere in this annual report on Form 10-K of Vodavi Technology, Inc. and subsidiaries. Our audits also included the consolidated financial statement schedules for 2002 and 2001 of Vodavi Technology, Inc. and subsidiaries, listed in the Index to Consolidated Financial Statements and Schedule. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 consolidated financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
   February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


ARTHUR ANDERSEN LLP
Phoenix, Arizona
   February 2, 2001

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                  IN THOUSANDS

                                                    2002       2001       2000
                                                  -------    -------    -------
Reserves for doubtful accounts and sales returns:
  Balance at beginning of year                    $   730    $ 1,582    $ 1,239
  Provision charged to expense                        256        839        628
  Write-offs                                         (564)    (1,691)      (285)
                                                  -------    -------    -------
  Balance at end of year                          $   422    $   730    $ 1,582
                                                  =======    =======    =======

Restructuring reserve:
  Balance at beginning of year                    $   284    $    --    $    --
  Provision charged to expense                         --        699         --
  Payments                                           (284)      (415)        --
                                                  -------    -------    -------
  Balance at end of year                          $    --    $   284    $    --
                                                  =======    =======    =======

Reserves for excess and obsolete inventory:
  Balance at beginning of year                    $   621    $   741    $   433
  Provision charged to expense                        290      1,027        331
  Write-offs                                         (567)    (1,147)       (23)
                                                  -------    -------    -------
  Balance at end of year                          $   344    $   621    $   741
                                                  =======    =======    =======

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 EXHIBIT
------                                 -------
3.1       Amended Certificate of Incorporation of the Registrant (l)
3.2       Amended and Restated Bylaws of the Registrant (l)
4.1 Form of Certificate representing shares of Common Stock, par value $.001 per share (1)
10.13A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)
10.19 OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc. (3)
10.23     Amended  and  Restated  Credit  Agreement  dated as of April 11,  1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997 (2)
10.24 First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation (2)
10.25 Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.28 Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (2)
10.29 Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation (2)
10.35 Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (4)
10.36 License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc. (4)
10.37 Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc. (4)
10.38 Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (5)
10.40 Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc. (6)
10.42     Second  Amendment  to Amended  and  Restated  Credit  Agreement  dated
          October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (6)
10.43 Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (7)
10.44 Waiver and Amendment of Credit Agreement dated May 11, 2001, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (8)

10.47 Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (9)
10.48 Employment Agreement, effective October 1, 2001, between Gregory K. Roeper and Vodavi Technology, Inc. (10)
10.49 Second Amended and Restated 1994 Stock Option Plan (amended through May 13, 2002) (11)
10.50 Fourth Amendment to Amended and Restated Credit Agreement dated March 4, 2002, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation
10.51 Employment Agreement, effective January 1, 2003, between David A. Husband and Vodavi Technology, Inc.
10.52 Employment Agreement, effective October 1, 2003, between Gregory K. Roeper and Vodavi Technology, Inc.
21        List of Subsidiaries
23.1      Consent of Deloitte and Touche LLP
23.2      Statement regarding consent of Arthur Andersen LLP
99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section of 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 27, 2000.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed on May 15, 2001.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed on March 29, 2002.
(11) Incorporated by reference to Registration Statement on Form S-8 (No. 333-98819) as filed by the Registrant on August 27, 2002.