Form 10-Q
period 2003-03-31
VODAVI TECHNOLOGY INC
filed 2003-04-29
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

                        Commission File No. 0-26912


                          VODAVI TECHNOLOGY, INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                86-0789350
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

4717 EAST HILTON AVENUE, STE. 400, PHOENIX, ARIZONA          85034
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of April 29, 2003 was 4,349,788.

                          VODAVI TECHNOLOGY, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2003

                             TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002                                                     3

         Consolidated Statements of Operations - Three Months Ended
         March 31, 2003 and 2002                                               4

         Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 2003 and 2002                                               5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II. OTHER INFORMATION                                                    16

SIGNATURES                                                                    17

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VODAVI TECHNOLOGY, INC.
                        CONSOLIDATED BALANCE SHEETS
                     IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                     March 31, 2003    December 31,
                                                       (Unaudited)         2002
                                                     --------------    ------------
CURRENT ASSETS:
  Cash                                                  $     221       $   1,141
  Accounts receivable, net of reserves for
    doubtful accounts and sales returns of
    $413 and $422, respectively                             7,152           6,671
  Inventory                                                 5,935           5,550
  Income tax receivable                                       300             300
  Deferred income taxes                                       436             436
  Prepaids and other current assets                           685             731
                                                        ---------       ---------
    Total current assets                                   14,729          14,829

PROPERTY AND EQUIPMENT, net                                 1,733           1,631

GOODWILL, net                                                 725             725

DEFERRED TAXES                                                160             160

OTHER LONG-TERM ASSETS                                         39              43
                                                        ---------       ---------
                                                        $  17,386       $  17,388
                                                        =========       =========
CURRENT LIABILITIES:
  Accounts payable                                      $     861       $   1,250
  Accrued liabilities                                       1,286           1,533
  Accounts payable to stockholder                           4,252           3,965
  Revolving credit facility                                   222              --
                                                        ---------       ---------
    Total current liabilities                               6,621           6,748
                                                        ---------       ---------

DEFERRED RENT OBLIGATIONS                                      16              18
                                                        ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    1,000,000 shares authorized,
    no shares issued                                           --              --
  Common stock, $.001 par value;
    10,000,000 shares authorized;
    4,668,488 shares issued                                     5               5
  Additional paid-in capital                               13,503          13,503
  Accumulated deficit                                      (2,000)         (2,127)
  Treasury stock, 318,700 shares at cost                     (759)           (759)
                                                        ---------       ---------
                                                           10,749          10,622
                                                        ---------       ---------
                                                        $  17,386       $  17,388
                                                        =========       =========

            The accompanying notes are an integral part of these
                       consolidated balance sheets.

                          VODAVI TECHNOLOGY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2003        2002
                                                                --------    --------
REVENUE, net                                                    $  9,063    $  8,790

COST OF GOODS SOLD                                                 5,884       5,639
                                                                --------    --------

GROSS MARGIN                                                       3,179       3,151
                                                                --------    --------
OPERATING EXPENSES:
Engineering and product development                                  553         489
Selling, general and administrative                                2,389       2,352
                                                                --------    --------
                                                                   2,942       2,841
                                                                --------    --------

OPERATING INCOME                                                     237         310

INTEREST EXPENSE                                                      25          31
                                                                --------    --------

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE        212         279

INCOME TAX PROVISION                                                  85         112
                                                                --------    --------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                         127         167

CHANGE IN ACCOUNTING PRINCIPLE,
  net of tax                                                          --      (1,263)
                                                                --------    --------

NET INCOME (LOSS)                                               $    127    $ (1,096)
                                                                ========    ========
EARNINGS PER COMMON SHARE:
Basic
  Income before change in accounting principle                  $   0.03    $   0.04
  Change in accounting principle                                      --       (0.30)
                                                                --------    --------
  Net income (loss)                                             $   0.03    $  (0.26)
                                                                ========    ========
Diluted
  Income before change in accounting principle                  $   0.03    $   0.04
  Change in accounting principle                                      --       (0.29)
                                                                --------    --------
  Net income (loss)                                             $   0.03    $  (0.25)
                                                                ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                              4,350       4,273
                                                                ========    ========
Diluted                                                            4,445       4,317
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

                          VODAVI TECHNOLOGY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               IN THOUSANDS
                                (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2003        2002
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    127    $ (1,096)
  Adjustments to reconcile net income (loss) to net cash
    flows provided by operating activities:
      Depreciation and amortization                                      121         175
      Deferred rent obligations                                           (2)         (8)
      Change in accounting principle                                      --       1,263
  Changes in working capital:
      Accounts receivable, net                                          (481)         (6)
      Inventory                                                         (385)        973
      Income tax receivable                                               --         839
      Prepaids and other current assets                                   46           4
      Other long-term assets and deferred taxes                            4         (19)
      Accounts payable and payables to stockholder                      (102)        604
      Accrued liabilities                                               (247)       (422)
                                                                    --------    --------
        Net cash flows provided by (used in) operating
          activities                                                    (919)      2,307
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire property and equipment                           (223)       (353)
  Cash paid to acquire DataSpeak Systems, Inc.                            --        (624)
                                                                    --------    --------
        Net cash flows used in investing activities                     (223)       (977)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances (payments) on revolving credit facility                   222        (528)
                                                                    --------    --------
        Net cash flows provided by (used in) financing activities        222        (528)
                                                                    --------    --------

INCREASE (DECREASE) IN CASH                                             (920)        802

CASH, beginning of period                                              1,141         340
                                                                    --------    --------

CASH, end of period                                                 $    221    $  1,142
                                                                    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                            $     25    $     31
                                                                    ========    ========

           The accompanying notes are an integral part of these consolidated financial statements.

                          VODAVI TECHNOLOGY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003
                                 UNAUDITED

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

The results for the three months ended March 31, 2003 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's Annual Report on Form 10-K for the year ended December 31, 2002.






                      [SPACE INTENTIONALLY LEFT BLANK]

(b)  CALCULATION OF EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

                                                    For the Quarterly Period
                                                        Ended March 31,
                                                    ------------------------
                                                       2003          2002
                                                     --------      --------
Income before change in accounting principal         $    127      $    167
Change in accounting principle                             --        (1,263)
                                                     --------      --------
Net income (loss)                                    $    127      $ (1,096)
                                                     ========      ========
Weighted average common shares for basic
  earnings per share                                    4,350         4,273
Effect of dilutive stock options (1)                       95            44
                                                     --------      --------
Weighted average common shares for
  diluted earnings per share                            4,445         4,317
                                                     ========      ========

----------
(1) Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 619,833, and 612,814 shares had an exercise price greater than the average market price during the quarterly period ended March 31, 2003 and 2002, respectively, and therefore did not enter into the earnings per share calculation.

(c)  STOCK OPTION PLANS

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

                                           For the Quarterly Period
                                                Ended March 31,
                                           ------------------------
                                             2003            2002
                                           --------        --------
                                                (In Thousands,
                                           Except Per Share Amounts)
Net income (loss):
  As reported                              $    127        $ (1,096)
  Fair Value of options granted,
    net of taxes                                (36)            (28)
                                           --------        --------
  Pro forma                                $     91        $ (1,124)
                                           ========        ========
Earnings (loss) per share:
  As reported - Basic                      $   0.03        $  (0.26)
  As reported - Diluted                    $   0.03        $  (0.25)
  Pro forma - Basic and Diluted            $   0.02        $  (0.26)

(d)  SEGMENT REPORTING

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

(e)  CHANGE IN ACCOUNTING PRINCIPLE AND RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will apply to exit or disposal activities initiated after December 31, 2002. The requirements of SFAS No. 146 will not be required unless and until the company has a future exit or disposal activity.

In November 2002, the FASB issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensations - A Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

(f)  COMMITMENTS AND CONTINGENCIES

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

(g)  SUBSEQUENT EVENTS

In April 2003, the Company entered into a credit agreement with Comerica Bank-California ("Comerica"), which established a $5.0 million revolving line of credit facility and a $1.0 million term loan (the "Credit Facility"). Advances under the Credit Facility are based upon eligible accounts receivable and inventory of the Company's wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of the Company's assets. The Credit Facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our company without the consent of Comerica.

The $5.0 million revolving line of credit bears interest at Comerica's prime rate and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If the Company is unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, the Company will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

The $1.0 million term loan is available to the Company only for the purpose of acquiring its common stock. The term loan must be advanced on or before September 30, 2003 unless extended by Comerica. Advances on the term loan will bear interest at Comerica's prime rate plus 0.5%. In addition to interest on the term loan, the Company will be required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months.

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

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of March 31, 2003, Graybar accounted for 31% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2003        2002
                                                            ------      ------
Revenue ................................................     100.0%      100.0%
Cost of goods sold .....................................      64.9        64.2
                                                            ------      ------
Gross margin ...........................................      35.1        35.8

Operating expenses:
Engineering and product development ....................       6.1         5.6
Selling, general, and administrative ...................      26.4        26.7
                                                            ------      ------
                                                              32.5        32.3
Operating income (loss) ................................       2.6         3.5
Interest expense, net ..................................       0.3         0.3
                                                            ------      ------
Pretax income (loss) ...................................       2.3         3.2
Income tax expense (benefit) ...........................       0.9         1.3
                                                            ------      ------
Income (loss) before change in accounting principle ....       1.4         1.9
Change in accounting principle .........................        --       (14.4)
                                                            ------      ------
Net income (loss) ......................................       1.4%      (12.5)%
                                                            ======      ======

QUARTERLY PERIOD ENDED MARCH 31, 2003 COMPARED WITH QUARTERLY PERIOD ENDED MARCH 31, 2002

REVENUE

     Revenue for the three-month period ended March 31, 2003 totaled $9.1 million, an increase of 3.1%, from revenue of $8.8 million for the same period of 2002. Sales to our supply house customers accounted for approximately $5.0 million, or 54.9% of our total revenue during the 2003 first quarter compared with $4.8 million, or 54.5% of our total revenue in the 2002 first quarter. The increase in sales to our supply house customers in the 2003 first quarter is principally related to sales of our new STS digital telephone system that we introduced in January 2003. While the STS telephone system has been accepted well into the marketplace, sales of this product have had the effect of reducing the level of sales of similar products that we sell through supply houses. We expect this trend to continue as we focus our marketing efforts on the STS.

     Sales through our INFINITE direct dealer program totaled $3.9 million, or 43.3% of our total revenue for the first quarter of 2003 compared with $3.7 million, or 42.0% of our total revenue for the same period a year ago. During 2003, we continued our program to focus on selling to fewer, but larger and better-established, dealers who are more effective at selling our larger systems.

GROSS MARGIN

     Our gross margin was approximately $3.2 million for each of the quarterly periods ended March 31, 2003 and 2002. Our gross margin as a percentage of total revenue decreased to 35.1% during 2003 from 35.8% during 2002. The decrease in our gross margin percentage during 2003 is a direct result of the product mix of sales to our supply house customers with a heavier emphasis of sales of our new STS telephone system, which generates a lower overall gross margin than our other products.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures increased slightly to $553,000 during the first quarter of 2003 from $489,000 in the same period of 2002. We continue to invest in the development of our next generation IP Key Telephone System, the convergence of and enhancements to our existing Key Telephone Systems, and enhancements to our voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were approximately $2.4 million for each of the first quarters of 2003 and 2002.

INTEREST EXPENSE

     Interest expense decreased to $25,000 for the first three months of 2003 from $31,000 for the same period a year ago. Our interest expense for the current period was positively impacted by a reduction in both the average outstanding balance and the applicable borrowing rate from a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 40.1% during the first quarter of 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was approximately $8.1 million at March 31, 2003 and December 31, 2002. We had a cash balance of $221,000 at March 31, 2003 compared with a cash balance of $1.1 million at December 31, 2002. Factors that decreased our cash position during the first three months of 2003 included increases in inventory of $385,000 and accounts receivable of $481,000 and the pay down of accounts payable and accrued liabilities of $102,000 and $247,000, respectively. We also used approximately $223,000 during the first quarter of 2003 for the purchase of property and equipment primarily related to tooling of our new products. Sources of cash included positive operating cash flow and advances of $222,000 on our revolving line of credit.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, was approximately 71 days as of March 31, 2003 compared to 70 days as of December 31, 2002. The timing of payments received from our largest distributors significantly influences our days sales outstanding and our liquidity. Our two largest distributors comprised 48% of our total accounts receivable as of March 31, 2002 and 43% of our total accounts receivable as of December 31, 2002.

     Our inventory turnover, measured in terms of days sales outstanding on a quarterly basis, was 91 days as of March 31, 2003 compared to 87 days as of December 31, 2002. The increase in inventory days outstanding is a direct result of carrying more product lines in our inventory, including our new STS telephone system. We expect our inventory turnover to improve as we continue to rationalize our product lines.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.4 million as of March 31, 2003 compared with $6.7 million as of December 31, 2002. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

     We had a $15.0 million credit facility with General Electric Capital Corporation that expired in April 2003. The line of credit bore interest at 2.5% over the 30-day commercial paper rate, or 3.75% as of March 31, 2003. Advances under the line of credit were based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and were secured by substantially all of our assets. The revolving line of credit contained covenants that are customary for similar credit facilities and also prohibited our operating subsidiaries from paying dividends to our company without the consent of GE Capital. As of March 31, 2003, we were in compliance with all of the covenants.

     In April 2003, we entered into a credit agreement with Comerica Bank-California, which established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our company without the consent of Comerica.

     The $5.0 million revolving line of credit bears interest at Comerica's prime rate and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

     The $1.0 million term loan is available to us only for the purpose of acquiring our common stock. It must be drawn upon on or before September 30, 2003 unless extended by Comerica. Advances on the term loan will bear interest at Comerica's prime rate plus 0.5%. In addition to interest on the term loan, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of March 31, 2003 and the year in which those commitments become due or are expected to be settled (IN THOUSANDS):

                                                          Accounts
                                                         Payable &
                Operating      Credit       Purchase      Accrued
  Year           Leases       Facility    Commitments    Liabilities      Total
--------        --------      --------    -----------    -----------    --------
2003            $    821      $    222      $  5,171      $  6,399      $ 12,613
2004               1,095            --            --            --         1,095
2005                 881            --            --            --           881
2006                 818            --            --            --           818
2007                 785            --            --            --           785
Thereafter         3,142            --            --            --         3,142
                --------      --------      --------      --------      --------
Total           $  7,542      $    222      $  5,171      $  6,399      $ 19,334
                ========      ========      ========      ========      ========

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

INTERNATIONAL MANUFACTURING SOURCES

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in Asia, including LGE who owns approximately 20% of our outstanding common stock. As of the date of this report, we do not believe that the current economic or political environment in Asia will have any adverse impact on our operations. However, we do face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, "Special Considerations" included in our annual report on form 10-K for the year ended December 31, 2002.

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

The Company determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will apply to exit or disposal activities initiated after December 31, 2002. The requirements of SFAS No. 146 will not be required unless and until the Company has a future exit or disposal activity.

In November 2002, the FASB issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensations - A Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We  do  not  participate  in  any  activities   involving  derivative  financial
instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest on loans made under a revolving line of credit at variable interest rates of 2.5% over the 30-day commercial paper rate, a total of 3.75% at March 31, 2003. The principal of loans under this line of credit were paid in full when the credit facility expired on April 11, 2003. At March 31, 2003 we had outstanding borrowings on the line of credit of approximately $222,000.

ITEM 4. CONTROLS AND PROCEDURES

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.

Item 5. OTHER INFORMATION
        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        Exhibits:

        10.53 Credit Agreement dated as of April 10, 2003 by and between Vodavi Communication Systems, Inc. and Comerica Bank - California.

         99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                            VODAVI TECHNOLOGY, INC.

Dated: April 29, 2003       /s/ Gregory K. Roeper
                            ----------------------------------------------------
                            Gregory K. Roeper
                            President and Chief Executive Officer
                            (Principal Executive Officer)


Dated: April 29, 2003       /s/ David A. Husband
                            ----------------------------------------------------
                            David A. Husband
                            Chief Financial Officer and Vice President - Finance
                            (Principal Financial and Accounting Officer)

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

Date: April 29, 2003

                           /s/ Gregory K. Roeper
                           -----------------------------------------------------
                           Gregory K. Roeper
                           Chief Executive Officer and President

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

Date: April 29, 2003

                           /s/ David A. Husband
                           -----------------------------------------------------
                           David A. Husband
                           Chief Financial Officer and Vice President -- Finance