Form 10-Q
period 2003-06-30
VODAVI TECHNOLOGY INC
filed 2003-07-28
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


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

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of July 25, 2003 was 3,520,589.

                             VODAVI TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2003
          and December 31, 2002                                                3

          Consolidated Statements of Operations - Three and                    4
          Six Months Ended June 30, 2003 and 2002

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2003 and 2002                                         5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          16

Item 4.   Controls and Procedures                                             16

PART II.  OTHER INFORMATION                                                   17

          SIGNATURES                                                          18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VODAVI TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT ASSETS:
Cash                                               $        135    $      1,141
Accounts receivable, net of reserves for
  doubtful accounts and sales returns of
  $503 and $422, respectively                             7,296           6,671
Inventory                                                 5,328           5,550
Income tax receivable                                        --             300
Deferred income taxes                                       436             436
Prepaids and other current assets                           571             731
                                                   ------------    ------------
     Total current assets                                13,766          14,829

PROPERTY AND EQUIPMENT, net                               1,639           1,631

GOODWILL                                                    725             725

DEFERRED TAXES                                              160             160

OTHER LONG-TERM ASSETS                                       81              43
                                                   ------------    ------------
                                                   $     16,371    $     17,388
                                                   ============    ============

CURRENT LIABILITIES:
Accounts payable                                   $        802    $      1,250
Accrued liabilities                                       1,436           1,551
Accounts payable to stockholder                           3,627           3,965
Current portion of long-term debt                           200              --
Revolving credit facility                                   487              --
                                                   ------------    ------------
     Total current liabilities                            6,552           6,766
                                                   ------------    ------------

Long-term debt                                              800              --
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 1,000,000
  shares authorized, no shares issued                        --              --
Common stock, $.001 par value; 10,000,000
  shares authorized; 3,839,289 and 4,668,488
  shares issued                                               4               5
Additional paid-in capital                               11,441          13,503
Accumulated deficit                                      (1,667)         (2,127)
Treasury stock, 318,700 shares at cost                     (759)           (759)
                                                   ------------    ------------
                                                          9,019          10,622
                                                   ------------    ------------
                                                   $     16,371    $     17,388
                                                   ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      VODAVI TECHNOLOGY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                           (Unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                ---------------------------   ---------------------------
                                                                    2003           2002           2003           2002
                                                                ------------   ------------   ------------   ------------
REVENUE, net                                                    $     10,214   $      9,459   $     19,277   $     18,249

COST OF GOODS SOLD                                                     6,770          5,996         12,654         11,634
                                                                ------------   ------------   ------------   ------------

GROSS MARGIN                                                           3,444          3,463          6,623          6,615
                                                                ------------   ------------   ------------   ------------

OPERATING EXPENSES:
Engineering and product development                                      517            569          1,070          1,059
Selling, general and administrative                                    2,348          2,367          4,737          4,719
                                                                ------------   ------------   ------------   ------------
                                                                       2,865          2,936          5,807          5,778
                                                                ------------   ------------   ------------   ------------

OPERATING INCOME                                                         579            527            816            837

INTEREST EXPENSE                                                          27             28             52             59
                                                                ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE            552            499            764            778

INCOME TAX PROVISION                                                     219            197            304            309
                                                                ------------   ------------   ------------   ------------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                             333            302            460            469

CHANGE IN ACCOUNTING PRINCIPLE,
net of tax                                                                --             --             --         (1,263)
                                                                ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                               $        333   $        302   $        460   $       (794)
                                                                ============   ============   ============   ============

EARNINGS PER COMMON SHARE:
Basic
Income before change in accounting principle                    $       0.08   $       0.07   $       0.11   $       0.11
Change in accounting principle                                            --             --             --          (0.29)
                                                                ------------   ------------   ------------   ------------
Net income (loss)                                               $       0.08   $       0.07   $       0.11   $      (0.18)
                                                                ============   ============   ============   ============
Diluted
Income before change in accounting principle                    $       0.08   $       0.07   $       0.10   $       0.11
Change in accounting principle                                            --             --             --          (0.29)
                                                                ------------   ------------   ------------   ------------
Net income (loss)                                               $       0.08   $       0.07   $       0.10   $      (0.18)
                                                                ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                  4,193          4,350          4,271          4,311
                                                                ============   ============   ============   ============
Diluted                                                                4,354          4,462          4,407          4,391
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

                             VODAVI TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $        460    $       (794)
  Adjustments to reconcile net income (loss) to net cash
    flows (used in) provided by operating activities:
      Depreciation and amortization                                            234             352
      Deferred rent obligations                                                 (4)            (16)
      Change in accounting principle                                            --           1,263
  Changes in working capital:
      Accounts receivable, net                                                (625)           (267)
      Inventory                                                                222           1,682
      Income tax receivable                                                    300             839
      Prepaids and other current assets                                        160             (85)
      Other long-term assets and deferred taxes                                (38)             (9)
      Accounts payable and payable to stockholder                             (786)            523
      Accrued liabilities                                                     (111)           (398)
                                                                      ------------    ------------
          Net cash flows provided by (used in) operating activities           (188)          3,090
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid to acquire property and equipment                                 (242)           (386)
  Cash paid to acquire DataSpeak Systems, Inc.                                  --            (624)
                                                                      ------------    ------------
          Net cash flows used in investing activities                         (242)         (1,010)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances (payments) on revolving credit facility                         487          (1,768)
  Borrowings on term loan                                                    1,000              --
  Stock repurchase                                                          (2,063)             --
                                                                      ------------    ------------
          Net cash flows used in financing activities                         (576)         (1,768)
                                                                      ------------    ------------

CHANGE IN CASH                                                              (1,006)            312

CASH, beginning of period                                                    1,141             340
                                                                      ------------    ------------

CASH, end of period                                                   $        135    $        652
                                                                      ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                              $         27    $         59
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire DataSpeak Systems, Inc.              $         --    $        135
                                                                      ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             VODAVI TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                    UNAUDITED

(a)  INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements have been prepared by Vodavi Technology, Inc. and subsidiaries ("Vodavi" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented.

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

The results for the six months ended June 30, 2003 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi's Annual Report on Form 10-K for the year ended December 31, 2002.










                        [SPACE INTENTIONALLY LEFT BLANK]

(b)  CALCULATION OF EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", the Company displays basic and diluted earnings per share
(EPS). Basic EPS is determined by dividing net income (loss) by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding.

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
                                                                 (In thousands)
Income before change in accounting principle   $      333   $      302   $      460   $      469
Change in accounting principle                         --           --           --       (1,263)
                                               ----------   ----------   ----------   ----------
Net income (loss)                              $      333   $      302   $      460   $     (794)
                                               ==========   ==========   ==========   ==========

Weighted average common shares:
Basic                                               4,193        4,350        4,271        4,311
Effect of dilutive stock options (1)                  161          112          136           80
                                               ----------   ----------   ----------   ----------
Diluted                                             4,354        4,462        4,407        4,391
                                               ==========   ==========   ==========   ==========

Anti-dilutive stock options (1)                       600          603          607          606

(1) Dilutive securities are calculated using the treasury stock method and the average market price during the period. If an option's strike price is less than the average market price during the reporting period, the option is dilutive. If an option's strike price is greater than the average market price during the reporting period, the option is anti-dilutive and is not included in the weighted average common shares calculation. All options are anti-dilutive in reporting periods that result in a loss, excluding extraordinary items, regardless of the average market price.

(c)  STOCK OPTION PLANS

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method under APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

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

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                 ------------------------    ------------------------
                                    2003          2002          2003          2002
                                 ----------    ----------    ----------    ----------
                                      (In Thousands, Except Per Share Amounts)
Net income (loss):
As reported                      $      333    $      302    $      460    $     (794)
Options expense, net of taxes            29            31            61            57
                                 ----------    ----------    ----------    ----------
Pro forma net income (loss)      $      304    $      271    $      399    $     (851)
                                 ==========    ==========    ==========    ==========

Earnings (loss) per share:
As reported - Basic              $     0.08    $     0.07    $     0.11    $    (0.18)
As reported - Diluted                  0.08          0.07          0.10         (0.18)
Pro forma - Basic                      0.07          0.06          0.09         (0.20)
Pro forma - Diluted              $     0.07    $     0.06    $     0.09    $    (0.19)

(d)  SEGMENT REPORTING

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

(e)  CREDIT AGREEMENT

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

The $5.0 million revolving line of credit bears interest at Comerica's prime rate (4.0% as of June 30, 2003) and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If the Company is unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, the Company will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

The $1.0 million term loan was available to the Company only for the purpose of acquiring its common stock. Advances on the term loan bear interest at Comerica's prime rate plus 0.5%, or 4.5% as of June 30, 2003. In addition to interest on the term loan, the Company will be required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months, or by June 2006.

(f)  SELF TENDER OFFER - STOCK REPURCHASE

In May 2003, the Company commenced a self-tender offer to purchase up to 1,000,000 shares of its common stock for $2.40 per share. On June 13, 2003, the Company repurchased 829,199 shares of its common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as reductions to common stock and additional paid in capital in the accompanying consolidated balance sheet as of June 30, 2003.

(g)  CHANGE IN ACCOUNTING PRINCIPLE AND RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after June 30, 2001 and affected the Company's treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives will cease.

The Company determined that upon adoption of these statements on January 1, 2002, the $1.6 million carrying amount of the goodwill as of that date was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and applies to exit or disposal activities initiated after December 31, 2002. The requirements of SFAS No. 146 will not be required unless and until the Company has a future exit or disposal activity.

In November 2002, the FASB issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation.

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

(h)  COMMITMENTS AND CONTINGENCIES

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

BAD DEBTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of June 30, 2003, Graybar accounted for 43% of our total accounts receivable. If Graybar's financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

                                                   Three Months Ended    Six Months Ended
                                                        June 30,             June 30,
                                                    ----------------     ----------------
                                                     2003      2002       2003      2002
                                                    ------    ------     ------    ------
Revenue ........................................     100.0%    100.0%     100.0%    100.0%
Cost of goods sold .............................      66.3      63.4       65.7      63.8
                                                    ------    ------     ------    ------
Gross margin ...................................      33.7      36.6       34.3      36.2

Operating expenses:
Engineering and product development ............       5.0       6.0        5.6       5.8
Selling, general, and administrative ...........      23.0      25.0       24.5      25.8
                                                    ------    ------     ------    ------
                                                      28.0      31.0       30.1      31.6

Operating income ...............................       5.7       5.6        4.2       4.6

Interest expense, net ..........................       0.3       0.3        0.2       0.3
                                                    ------    ------     ------    ------
Pretax income ..................................       5.4       5.3        4.0       4.3
Income tax expense .............................       2.1       2.1        1.6       1.7
                                                    ------    ------     ------    ------
Income before change in accounting principle ...       3.3       3.2        2.4       2.6
Change in accounting principle .................        --        --         --      (6.9)
                                                    ------    ------     ------    ------
Net income (loss) ..............................       3.3%      3.2%       2.4%     (4.3)%
                                                    ======    ======     ======    ======

QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

REVENUE

     Revenue for the three-month period ended June 30, 2003 totaled $10.2 million, an increase of 8.0%, from revenue of $9.5 million for the same period of 2002. Sales to our supply house customers accounted for approximately $6.3 million of our total revenue during the second quarter of 2003 compared with $5.6 million in the 2002 second quarter. The increase in sales to our supply house customers in 2003 is principally related to sales of our new STS telephone system that we introduced in January 2003. The STS product line is a full-featured telephone system designed and priced to capture a larger portion of the small business telephone system market. While the STS telephone system has been accepted well into the marketplace, sales of this product have had the effect of reducing the level of sales of similar products that we sell through supply houses. We expect this trend to continue as we focus our marketing efforts on the STS.

     Sales through our INFINITE direct dealer program totaled $3.7 million for the most recent quarter compared with $3.4 million for the same period a year ago. During 2003, we continued our program to focus on selling to fewer, but larger and better-established, dealers who are more effective at selling our larger systems.

GROSS MARGIN

     Our gross margin was approximately $3.4 million and $3.5 million for each of the quarterly periods ended June 30, 2003 and 2002, respectively. Our gross margin as a percentage of total revenue decreased to 33.7% during 2003 from 36.6% during 2002. The decrease in our gross margin percentage during 2003 is a direct result of the product mix of sales to our supply house customers with a heavier emphasis of sales of our new STS telephone system, which generates a lower overall gross margin percentage than most of our other products. In addition, our gross margin percentage has declined during the first six months of 2003 as a result of our efforts to rationalize our product lines and reduce inventory levels.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures decreased slightly to $517,000 during the second quarter of 2003 from $569,000 in the same period of 2002. We continue to invest in the development of our next generation IP Key Telephone System, the convergence of and enhancements to our existing Key Telephone Systems, and enhancements to our voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses decreased slightly to $2.3 million in the second quarter of 2003 from approximately $2.4 in the second quarter of 2002.

INTEREST EXPENSE

     Interest expense decreased slightly to $27,000 during the second quarter of 2003 from $28,000 for the same period a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.7% during the most recent quarter compared with an effective rate of 39.5% in the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

REVENUE

     Revenue for the six-month period ended June 30, 2003 totaled $19.3 million, an increase of 5.6%, from revenue of $18.2 million for the same period of 2002. Sales to our supply house customers accounted for approximately $11.3 million of our total revenue during the first half of 2003 compared with $10.4 million in the same period of 2002. The increase in sales to our supply house customers in 2003 is principally related to sales of our new STS telephone system that we introduced in January 2003. The STS product line is a full-featured telephone system designed and priced to capture a larger portion of the small business telephone system market. While the STS telephone system has been accepted well into the marketplace, sales of this product have had the effect of reducing the level of sales of similar products that we sell through supply houses. We expect this trend to continue as we focus our marketing efforts on the STS.

     Sales through our INFINITE direct dealer program totaled $7.6 million for the first six months of 2003 compared with $7.1 million the same period of 2002. During 2003, we continued our program to focus on selling to fewer, but larger and better-established, dealers who are more effective at selling our larger systems.

GROSS MARGIN

     Our gross margin was approximately $6.6 million for each of the six-month periods ended June 30, 2003 and 2002. Our gross margin as a percentage of total revenue decreased to 34.4% during 2003 from 36.2% during 2002. The decrease in our gross margin percentage during 2003 is a direct result of the product mix of sales to our supply house customers with a heavier emphasis of sales of our new STS telephone system, which generates a lower overall gross margin percentage than most our other products. In addition, our gross margin percentage has declined during the first six months of 2003 as a result of our efforts to rationalize our product lines and reduce inventory levels.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenditures were approximately $1.1 million in the first six months of 2003 and 2002. We continue to invest in the development of our next generation IP Key Telephone System, the convergence of and enhancements to our existing Key Telephone Systems, and enhancements to our voice processing products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses also remained constant at $4.7 million for the respective six months periods of 2003 and 2002.

INTEREST EXPENSE

     Interest expense decreased slightly to $52,000 for the first six months of 2003 from $59,000 for the same period a year ago.

INCOME TAXES

     We provided for federal and state income taxes using an effective rate of 39.8% during the first half of 2003 compared with 39.7% for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our net working capital position was approximately $7.2 million at June 30, 2003 compared with $8.1 million at December 31, 2002. We had a cash balance of $135,000 at June 30, 2003 compared with a cash balance of $1.1 million at December 31, 2002. Factors that decreased our cash position during the first six months of 2003 included an increase in accounts receivable of $625,000 and the pay down of accounts payable and accrued liabilities of $786,000 and $111,000, respectively. We also used approximately $242,000 during the first six months of 2003 for the purchase of property and equipment and spent approximately $2.1 million for the repurchase of stock pursuant to our self-tender offer. Sources of cash included positive income from operations, reductions in inventory of $222,000 and other current assets of $160,000, and the receipt of a $300,000 income tax refund. During the first six months of 2003, we also borrowed $487,000 on our revolving line of credit and $1.0 million on our term loan.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 64 days as of June 30, 2003 compared to 70 days as of December 31, 2002. The timing of payments received from our largest distributors and the linearity of our revenue streams during the quarter significantly influence our days sales outstanding and our liquidity. Our two largest distributors comprised 57% of our total accounts receivable as of June 30, 2003 and 43% as of December 31, 2002. An increase in concentration from our two largest distributors generally has the effect of increasing our days sales outstanding while a more linear revenue stream during the quarter has the effect of reducing our receivable days sales outstanding.

     Our inventory turnover, measured in terms of days sales outstanding on a quarterly basis, was 71 days as of June 30, 2003 compared to 87 days as of December 31, 2002. The decrease in inventory days outstanding is a direct result of a higher volume of sales in the second quarter 2003 compared with the fourth quarter of 2002 and our efforts to rationalize our product lines. We expect our inventory turnover to improve as we continue to rationalize our product lines.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $5.9 million as of June 30, 2003 compared with $6.8 million as of December 31, 2002. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

     We had a $15.0 million credit facility with General Electric Capital Corporation that expired in April 2003. The line of credit bore interest at 2.5% over the 30-day commercial paper rate. Advances under the line of credit were based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc., and were secured by substantially all of our assets. The revolving line of credit contained covenants that are customary for similar credit facilities and also prohibited our operating subsidiaries from paying dividends to our Company without the consent of GE Capital.

     In April 2003, we entered into a credit agreement with Comerica Bank-California of a size that is more reflective of the current capital requirements of our business. The credit agreement establishes a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our Company without the consent of Comerica.

     The $5.0 million revolving line of credit bears interest at Comerica's prime rate, or 4.0% at June 30, 2003, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Advances on the term loan bear interest at Comerica's prime rate plus 0.5%, or 4.5% at June 30, 2003. In addition to interest on the term loan, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months, or by June 2006.

     In May 2003, we commenced a self-tender offer to purchase up to 1,000,000 shares of our common stock for $2.40 per share. On June 13, 2003, we repurchased 829,199 shares of our common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as reductions to common stock and additional paid in capital in the accompanying consolidated balance sheet as of June 30, 2003. The repurchase was funded through advances on our revolving line of credit and term loan.


     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of June 30, 2003 and the year in which those commitments become due or are expected to be settled (IN THOUSANDS):

                                                         Accounts
                              Credit                     Payable &
              Operating    Facility and    Purchase       Accrued
Year            Leases      Term Loan     Commitments   Liabilities     Total
              ----------    ----------    -----------   -----------   ----------
2003          $      548    $      587    $    5,391    $    5,865    $   12,391
2004               1,095           200            --            --         1,295
2005                 881           200            --            --         1,081
2006                 818           500            --            --         1,318
2007                 785            --            --            --           785
Thereafter         3,142            --            --            --         3,142
              ----------    ----------    ----------    ----------    ----------
Total         $    7,269    $    1,487    $    5,391    $    5,865    $   20,012
              ==========    ==========    ==========    ==========    ==========

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

INTERNATIONAL MANUFACTURING SOURCES

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE who owns approximately 25% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, "Special Considerations" included in our annual report on form 10-K for the year ended December 31, 2002.

IMPACT OF RECENTLY ISSUED STANDARDS

In 2001, the FASB issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after June 30, 2001 and affected the Company's treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives will cease.

The Company determined that upon adoption of these statements on January 1, 2002, the $1.6 million carrying amount of the goodwill as of that date was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and applies to exit or disposal activities initiated after December 31, 2002. The requirements of SFAS No. 146 will not be required unless and until the Company has a future exit or disposal activity.

In November 2002, the FASB issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We  do  not  participate  in  any  activities   involving  derivative  financial
instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At June 30, 2003 we had a term loan balance of $1.0 million and had outstanding borrowings on the line of credit of approximately $487,000.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     Exhibit 31.1   --   Certification  of Chief Executive  Officer  pursuant to
                         Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

     Exhibit 31.2   --   Certification  of Chief Financial  Officer  pursuant to
                         Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

     Exhibit 32.1   --   Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2   --   Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K:

     On April 29, 2003, the Registrant filed a Form 8-K reporting the financial results of its first quarter of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VODAVI TECHNOLOGY, INC.


Dated: July 25, 2003                    /s/ Gregory K. Roeper
                                        ----------------------------------------
                                        Gregory K. Roeper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated: July 25, 2003                    /s/ David A. Husband
                                        ----------------------------------------
                                        David A. Husband
                                        Chief Financial Officer and Vice
                                        President - Finance (Principal Financial
                                        and Accounting Officer)