Form 10-Q
period 2003-09-30
VODAVI TECHNOLOGY INC
filed 2003-10-29
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No. 0-26912

Vodavi Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0789350

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4717 East Hilton Avenue, Ste. 400, Phoenix, Arizona	85034

(Address of principal executive offices)	(Zip Code)

(480) 443-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X   .

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of October 28, 2003 was 3,520,589.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VODAVI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

	September 30, 2003	December 31, 2002

CURRENT ASSETS:
Cash	$1,462	$1,141
Accounts receivable, net of reserves for doubtful accounts and sales returns of $344 and $422, respectively	7,078	6,671
Inventory	4,546	5,550
Income tax receivable	—	300
Deferred income taxes	436	436
Prepaid and other current assets	505	731

Total current assets	14,027	14,829
PROPERTY AND EQUIPMENT, net	1,552	1,631
GOODWILL	725	725
DEFERRED INCOME TAXES	160	160
OTHER LONG-TERM ASSETS	75	43

	$16,539	$17,388

CURRENT LIABILITIES:
Accounts payable	$621	$1,250
Accrued liabilities	1,863	1,551
Accounts payable to stockholder	3,631	3,965
Current portion of long-term debt	200	—

Total current liabilities	6,315	6,766

Long-term debt	750	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,839,289 and 4,668,488 shares issued	4	5
Additional paid-in capital	11,441	13,503
Accumulated deficit	(1,212)	(2,127)
Treasury stock, 318,700 shares at cost	(759)	(759)

	9,474	10,622

	$16,539	$17,388

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE, net	$11,397	$10,541	$30,678	$28,790
COST OF GOODS SOLD	7,456	6,600	20,110	18,234

GROSS MARGIN	3,941	3,941	10,568	10,556

OPERATING EXPENSES:
Engineering and product development	499	637	1,569	1,696
Selling, general and administrative	2,655	2,916	7,393	7,635

	3,154	3,553	8,962	9,331

OPERATING INCOME	787	388	1,606	1,225
INTEREST EXPENSE	40	22	93	82

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	747	366	1,513	1,143
INCOME TAX PROVISION	295	145	598	453

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	452	221	915	690
CHANGE IN ACCOUNTING PRINCIPLE, net of tax	—	—	—	(1,263)

NET INCOME (LOSS)	$452	$221	$915	$(573)

EARNINGS PER COMMON SHARE:
Basic
Income before change in accounting principle	$0.13	$0.05	$0.23	$0.16
Change in accounting principle	—	—	—	(0.29)

Net income (loss)	$0.13	$0.05	$0.23	$(0.13)

Diluted
Income before change in accounting principle	$0.12	$0.05	$0.22	$0.16
Change in accounting principle	—	—	—	(0.29)

Net income (loss)	$0.12	$0.05	$0.22	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,521	4,350	4,021	4,324

Diluted	3,766	4,469	4,192	4,418

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$915	$(573)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	347	513
Change in accounting principle	—	1,263
Changes in working capital:
Accounts receivable, net	(407)	(624)
Inventory	1,004	1,221
Income tax receivable	300	839
Prepaid and other current assets	226	(265)
Other long-term assets and deferred taxes	(38)	—
Accounts payable and payable to stockholder	(963)	2,527
Accrued liabilities	312	(182)

Net cash flows provided by operating activities	1,696	4,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(262)	(418)
Cash paid to acquire DataSpeak Systems, Inc.	—	(624)

Net cash flows used in investing activities	(262)	(1,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (payments) on revolving credit facility	—	(2,593)
Borrowings on term loan	1,000	—
Repayments on term loan	(50)	—
Stock repurchase	(2,063)	—

Net cash flows used in financing activities	(1,113)	(2,593)

CHANGE IN CASH	321	1,084
CASH, beginning of period	1,141	340

CASH, end of period	$1,462	$1,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$93	$82

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to acquire DataSpeak Systems, Inc.	$—	$135

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

(a)  INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements have been prepared by Vodavi Technology, Inc. and subsidiaries (“Vodavi” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented.

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

The results for the nine months ended September 30, 2003 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2002.

[SPACE INTENTIONALLY LEFT BLANK]

(b)  CALCULATION OF EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income (loss) by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding.

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Income before change in accounting principle	$452	$221	$915	$690
Change in accounting principle	—	—	—	(1,263)

Net income (loss)	$452	$221	$915	$(573)

Weighted average common shares:
Basic	3,521	4,350	4,021	4,324
Effect of dilutive stock options (1)	245	119	171	94

Diluted	3,766	4,469	4,192	4,418

Anti-dilutive stock options (1)	241	621	592	611

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period. If an option’s strike price is less than the average market price during the reporting period, the option is dilutive. If an option’s strike price is greater than the average market price during the reporting period, the option is anti-dilutive and is not included in the weighted average common shares calculation. All options are anti-dilutive in reporting periods that result in a loss, excluding extraordinary items, regardless of the average market price.

(c) STOCK OPTION PLANS

Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method under APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. If the Company had accounted for its stock-based compensation plan using a fair value based method of accounting as prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been reported as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In Thousands, Except Per Share Amounts)
Net income (loss):
As reported	$452	$221	$915	$(573)
Options expense, net of taxes	23	37	83	92

Pro forma net income (loss)	$429	$184	$832	$(665)

Earnings (loss) per share:
As reported — Basic	$0.13	$0.05	$0.23	$(0.13)
As reported — Diluted	0.12	0.05	0.22	(0.13)
Pro forma — Basic	0.12	0.04	0.21	(0.15)
Pro forma — Diluted	$0.11	$0.04	$0.20	$(0.15)

(d)  SEGMENT REPORTING

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

(e)  CREDIT AGREEMENT

In April 2003, the Company entered into a credit agreement with Comerica Bank-California (“Comerica”), which established a $5.0 million revolving line of credit facility and a $1.0 million term loan (the “Credit Facility”). Advances under the Credit Facility are based upon eligible accounts receivable and inventory of the Company’s wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of the Company’s assets. The Credit Facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our company without the consent of Comerica.

The $5.0 million revolving line of credit bears interest at Comerica’s prime rate (4.0% as of September 30, 2003) and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If the Company is unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, the Company will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

The $1.0 million term loan was available to the Company only for the purpose of acquiring its common stock. Borrowings on the term loan bear interest at Comerica’s prime rate plus 0.5%, or 4.5% as of September 30, 2003. In addition to interest on the term loan, the Company is required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months, or by June 2006.

(f)  SELF TENDER OFFER – STOCK REPURCHASE

In May 2003, the Company commenced a self-tender offer to purchase up to 1,000,000 shares of its common stock for $2.40 per share. On June 13, 2003, the Company repurchased 829,199 shares of its common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as a reduction to common stock and additional paid in capital in the accompanying consolidated balance sheet as of September 30, 2003.

(g)  CHANGE IN ACCOUNTING PRINCIPLE AND RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Accounting For Business Combinations, and SFAS No. 142, Goodwill And Other Intangible Assets. These statements modified accounting for business combinations after June 30, 2001 and affected the Company’s treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements’ criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives has ceased.

The Company determined that upon adoption of these statements on January 1, 2002, the $1.6 million carrying amount of the goodwill as of that date was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

In October 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results from operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and applies to exit or disposal activities initiated after December 31, 2002. The requirements of SFAS No. 146 will not be required unless and until the Company has a future exit or disposal activity.

In November 2002, the FASB issued FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensations – A Transition and Disclosure – an Amendment to SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

In January 2003, The FASB issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the Variable Interest Entity. This new model for consolidation applies to an entity in which either the equity investor (if any) does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The adoption of this Interpretation did not have any impact on our financial condition or results from operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results from operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, bad debts, sales returns, excess and obsolete inventory, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Bad Debts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our largest distributor, Graybar Electric Company, Inc. As of September 30, 2003, Graybar accounted for 38% of our total accounts receivable. If Graybar’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	62.6	65.6	63.3

Gross margin	34.6	37.4	34.4	36.7
Operating expenses:
Engineering and product development	4.4	6.0	5.1	5.9
Selling, general, and administrative	23.3	27.7	24.1	26.5

	27.7	33.7	29.2	32.4
Operating income	6.9	3.7	5.2	4.3
Interest expense, net	0.4	0.2	0.3	0.3

Pretax income	6.5	3.5	4.9	4.0
Income tax expense	2.6	1.4	1.9	1.6

Income before change in accounting principle	3.9	2.1	3.0	2.4
Change in accounting principle	—	—	—	(4.4)

Net income (loss)	3.9%	2.1%	3.0%	(2.0)%

Quarter Ended September 30, 2003 Compared With Quarter Ended September 30, 2002

Revenue

Revenue for the three-month period ended September 30, 2003 totaled $11.4 million, an increase of 8.1%, from revenue of $10.5 million for the same period of 2002. Sales to our supply house customers accounted for approximately $7.0 million of our total revenue during the third quarter of 2003 compared with $6.2 million in the 2002 third quarter. The increase in sales to our supply house customers in 2003 is principally related to sales of our new STS telephone system that we introduced in January 2003. The STS product line is a full-featured telephone system designed and priced to capture a larger portion of the small business telephone system market. While the STS telephone system has been accepted well into the marketplace, sales of this product have had the effect of reducing the level of sales of similar products that we sell through supply houses.

Sales through our infinite direct dealer program totaled $4.1 million for the most recent quarter compared with $4.0 million for the same period a year ago. During 2003, we continued our program to focus on selling to fewer, but larger and better-established, dealers who are more effective at selling our larger systems.

Gross Margin

Our gross margin was approximately $3.9 million for each of the quarterly periods ended September 30, 2003 and 2002, respectively. Our gross margin as a percentage of total revenue decreased to 34.6% during 2003 from 37.4% during 2002. The decrease in our gross margin percentage during 2003 is a direct result of the product mix of sales to our supply house customers with a heavier emphasis of sales of our new STS telephone system, which generates a lower overall gross margin percentage than most of our other products.

Engineering and Product Development

Engineering and product development expenditures decreased to $499,000 during the third quarter of 2003 from $637,000 in the same period of 2002. The current quarter’s expenditures reflect headcount reductions and less outsourced development costs from a year ago. While engineering and product development expenditures have decreased from a year ago, we continue to invest in the development of our next generation IP Key Telephone System, the convergence of and enhancements to our existing Key Telephone Systems, and enhancements to our voice processing products.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased to $2.7 million in the third quarter of 2003 from approximately $2.9 in the third quarter of 2002. During the third quarter of 2002, we incurred a $300,000 charge for the settlement of litigation.

Interest Expense

Interest expense increased to $40,000 during the third quarter of 2003 from $22,000 for the same period a year ago.

Income Taxes

We provided for federal and state income taxes using an effective rate of 39.5% for each of the third quarters of 2003 and 2002.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Revenue

Revenue for the nine-month period ended September 30, 2003 totaled $30.7 million, an increase of 6.6%, from revenue of $28.8 million for the same period of 2002. Sales to our supply house customers accounted for approximately $18.4 million of our total revenue during the nine-month period of 2003 compared with $16.6 million in the same period of 2002. The increase in sales to our supply house customers in 2003 is principally related to sales of our new STS telephone system that we introduced in January 2003. The STS product line is a full-featured telephone system designed and priced to capture a larger portion of the small business telephone system market. While the STS telephone system has been accepted well into the marketplace, sales of this product have had the effect of reducing the level of sales of similar products that we sell through supply houses.

Sales through our infinite direct dealer program totaled $12.1 million for the first nine months of 2003 compared with $11.1 million the same period of 2002. During 2003, we continued our program to focus on selling to fewer, but larger and better-established, dealers who are more effective at selling our larger systems.

Gross Margin

Our gross margin was approximately $10.6 million for each of the nine-month periods ended September 30, 2003 and 2002, respectively. Our gross margin as a percentage of total revenue decreased to 34.4% during 2003 from 36.7% during 2002. The decrease in our gross margin percentage during 2003 is a direct result of the product mix of sales to our supply house customers with a heavier emphasis of sales of our new STS telephone system, which generates a lower overall gross margin percentage than most our other products. In addition, our gross margin percentage has declined during the first nine months of 2003 as a result of our efforts to rationalize our product lines and reduce inventory levels.

Engineering and Product Development

Engineering and product development expenditures decreased slightly to $1.6 million during the first nine months of 2003 from $1.7 million for the same period a year ago. We continue to invest in the development of our next generation IP Key Telephone System, the convergence of and enhancements to our existing Key Telephone Systems, and enhancements to our voice processing products.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses also decreased to $7.4 million for the nine months ended September 30, 2003 compared to $7.6 from the same period of 2002. The decrease is primarily attributable to $300,000 of expense in the 2002 period for the settlement of litigation.

Interest Expense

Interest expense increased slightly to $93,000 for the first nine months of 2003 from $82,000 for the same period a year ago.

Income Taxes

We provided for federal and state income taxes using an effective rate of 39.5% during the 2003 period compared with 39.6% for the 2002 period.

Liquidity and Capital Resources

Our net working capital position was approximately $7.7 million at September 30, 2003 compared with $8.1 million at December 31, 2002. We had a cash balance of $1.5 million at September 30, 2003 compared with a cash balance of $1.1 million at December 31, 2002. Factors that decreased our cash position during the first nine months of 2003 included an increase in accounts receivable of $407,000, a reduction of accounts payable of $963,000, and repayments on our term loan of $50,000. We also used approximately $262,000 during the first nine months of 2003 for the purchase of property and equipment and $2.1 million for the repurchase of stock. Sources of cash included positive income from operations, reductions in inventory of $1.0 million and other current assets of $226,000, the receipt of a $300,000 income tax refund and borrowings on our term loan of $1.0 million.

Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 56 days as of September 30, 2003 compared to 70 days as of December 31, 2002. The timing of payments received from our largest distributors and the linearity of our revenue streams during the quarter significantly influence our days sales outstanding and our liquidity. Our two largest distributors comprised 54% of our total accounts receivable as of September 30, 2003 and 43% as of December 31, 2002. An increase in concentration from our two largest distributors generally has the effect of increasing our days sales outstanding while a more linear revenue stream during the quarter has the effect of reducing our receivable days sales outstanding.

Our inventory turnover, measured in terms of days sales outstanding on a quarterly basis, was 55 days as of September 30, 2003 compared to 87 days as of December 31, 2002. The decrease in inventory days outstanding is a direct result of a higher volume of sales in the third quarter 2003 compared with the fourth quarter of 2002 and our efforts to rationalize our product lines.

Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.1 million as of September 30, 2003 compared with $6.8 million as of December 31, 2002. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

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

In April 2003, we entered into a credit agreement with Comerica Bank-California of a size that is more reflective of the current capital requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our Company without the consent of Comerica.

The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 4.0% at September 30, 2003, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bear interest at Comerica’s prime rate plus 0.5%, or 4.5% at September 30, 2003. In addition to interest on the term loan, we are required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months, or by June 2006.

In May 2003, we commenced a self-tender offer to purchase up to 1,000,000 shares of our common stock for $2.40 per share. On June 13, 2003, we repurchased 829,199 shares of our common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as a reduction to common stock and additional paid in capital in the accompanying consolidated balance sheet as of June 30, 2003. The repurchase was funded through advances on our revolving line of credit and term loan.

We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of September 30, 2003 and the year in which those commitments become due or are expected to be settled (in thousands):

		Credit		Accounts Payable
	Operating	Facility and	Purchase	& Accrued
Year	Leases	Term Loan	Commitments	Liabilities	Total

2003	$274	$50	$6,212	$6,115	$12,651
2004	1,095	200	—	—	1,295
2005	881	200	—	—	1,081
2006	818	500	—	—	1,318
2007	785	—	—	—	785
Thereafter	3,142	—	—	—	3,142

Total	$6,995	$950	$6,212	$6,115	$20,272

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

International Manufacturing Sources

We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE who owns approximately 25% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Special Considerations” included in our annual report on form 10-K for the year ended December 31, 2002.

Impact of Recently Issued Standards

In 2001, the FASB issued SFAS No. 141, Accounting For Business Combinations, and SFAS No. 142, Goodwill And Other Intangible Assets. These statements modified accounting for business combinations after June 30, 2001 and affected the Company’s treatment of goodwill and other intangible assets effective January 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements’ criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives will cease.

The Company determined that upon adoption of these statements on January 1, 2002, the $1.6 million carrying amount of the goodwill as of that date was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

In October 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on our financial condition or results from operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaced EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and applies to exit or disposal activities initiated after December 31, 2002. The requirements of SFAS No. 146 will not be required unless and until the Company has a future exit or disposal activity.

In November 2002, the FASB issued FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of the Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions in this interpretation apply to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensations – A Transition and Disclosure – an Amendment to SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

In January 2003, The FASB issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the Variable Interest Entity. This new model for consolidation applies to an entity in which either the equity investor (if any) does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The adoption of this Interpretation did not have any impact on our financial condition or results from operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At September 30, 2003 we had a term loan balance of $950,000 and had no outstanding borrowings on the line of credit.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes In Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On July 2, 2003, the Registrant filed a Form 8-K reporting a change in the Registrant’s certifying accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Dated:	October 28, 2003	/s/ Gregory K. Roeper

Gregory K. Roeper President and Chief Executive Officer (Principal Executive Officer)
Dated:	October 28, 2003	/s/ David A. Husband

David A. Husband Chief Financial Officer and Vice President – Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.