Form 10-K
period 2003-12-31
VODAVI TECHNOLOGY INC
filed 2004-03-12
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 0-26912

VODAVI TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0789350

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4717 East Hilton Avenue, Suite 400
Phoenix, Arizona	85034-6402

(Address of principal executive offices)	(Zip Code)

(480) 443-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of common stock held by nonaffiliates of the registrant (1,950,489 shares) based on the closing price of the common stock as reported on the Nasdaq SmallCap Market on June 30, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,778,698. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2004, there were outstanding 3,610,464 shares of the registrant’s common stock, $.001 par value, which excludes 318,700 treasury shares.

Documents incorporated by reference

     None.

VODAVI TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2003

Statement Regarding Forward-Looking Statements

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; technological developments; future products or product development; our product and distribution channel development strategies; potential acquisitions or strategic alliances; the success of particular product of marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in Item 1, “Business — Risk Factors.”

-i-

PART I

ITEM 1. BUSINESS

Introduction

     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional and IP telephony products, voice processing products, as well as computer telephony products, that address a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features such as automatic call distribution, scalable networking, Internet Protocol, or IP, as well as wireless solutions. Our voice processing products include Internet messaging, automated attendant, and voice and fax mail. Our computer-telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

     Our goal is to develop, deliver, and support high-quality telecommunications products and services that meet the demands of the markets we serve. Key elements of our strategy to achieve that goal include the following:

•	continued expansion of our core business of supplying telephone systems, voice processing systems, and computer-telephony integration, or CTI, products;

•	focus on IP telephony product developments allowing Voice over IP, or VoIP, connectivity for our legacy products and our next generation IP local area network, or LAN, telephony system;

•	emphasize sales of larger and more advanced systems through our dealers;

•	focus on the integration of existing and newly developed products to provide complete, industry standard-based business communications products to our customers;

•	expand our strategic relationship with LG Electronics Inc., or LGE, which is a member of the multi-billion dollar, Korean-based LG Group; and

•	enhance our existing products and expand our product lines by expanding our technological expertise and distribution channels through

—	internal research and development efforts, and

—	business acquisitions, license arrangements, and other strategic relationships.

     Our corporate offices are located at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona, and our telephone number is (480) 443-6000. All references to our business operations in this report include the operations of Vodavi Technology, Inc. and our subsidiaries. Our website is located at www.vodavi.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to reports filed under the Securities Exchange Act of 1934, and earnings press releases. These filings are available as soon as reasonably practical after we electronically file them with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nomination and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for the CEO and Senior Financial Officer, and any amendments and waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Industry Overview

     The telecommunications industry encompasses a broad range of equipment and service providers. We focus our efforts in the customer premise equipment, or CPE, segment of the industry. Within the CPE segment, we provide business telephone systems, voice processing systems, and adjunct equipment that help small to medium sized businesses streamline operations, reduce costs, and communicate more effectively.

     Many factors have influenced the telecommunications industry over the years, including the following:

•	successive technological developments that have resulted in enhanced features and services;

•	optical networking technologies;

•	broadband connectivity;

•	wireless and mobile communications;

•	emphasis on the use of communications systems to provide cost-effective customer service; and

•	regulatory changes.

     Perhaps the most significant technological advancement in recent years has been the evolution and acceptance of the Internet and other packet-switched networks to carry voice and data traffic. This evolution is transforming the way businesses communicate and allows equipment providers to develop sophisticated systems that offer a wide variety of applications in addition to traditional call switching functions. While utilizing packet-switched networks to carry voice and data traffic can offer more efficiencies and value to businesses, the traditional telephone network utilizing analog and digital time-division-multiplexing, or TDM, technologies remains the standard for voice communications today. Nevertheless, businesses of all sizes will increasingly demand affordable telecommunications systems that provide the capacity for the following:

•	IP-enabled telephone systems, which represent products based on TDM technology that have been blended with IP technology, to create IP capable business communications systems that retain certain TDM functionality while taking advantage of newer IP technology for certain applications;

•	IP telephony, which represents products based exclusively on IP technology for voice and data communications. These products take advantage of a common infrastructure, provide scalability, and integrate with data networks to simplify administration;

•	Voice processing systems that automate call answering, provide voice mail and automated call distribution functions, provide the capacity to manage facsimile messages, and unified messaging applications, which allow users to receive all message types (voice, e-mail, fax) to be managed from their e-mail program;

•	Computer-telephony integration, which greatly enhances efficiency and productivity by integrating businesses’ voice and data networks; and

•	Contact Center applications, wireless offerings, and remote worker applications to further increase employee mobility and efficiency.

Our Products

     We currently design, develop, market, and support a broad range of products that can be categorized as follows:

•	telephony products, which include traditional digital and IP-based key telephone systems and commercial grade telephones;

•	voice processing products, which include voice messaging, automated attendant, automatic call distribution, as well as advanced messaging products that include fax mail, and unified messaging systems; and

•	computer-telephony products, including Windows-based application products such as PC telephones and attendant consoles, local area network to PBX connection packages, IP gateways, and Internet messaging systems.

Telephony Products

     Telephone Systems

     Sales of telephone systems represented approximately 75% of our revenue during 2003 and 74% of our revenue during 2002 and 2001. A telephone system consists primarily of a sophisticated switching unit located at the user’s place of business, along with the individual telephone sets and other devices, such as facsimile machines and modems, located at individual “stations.” We supply various models of telephone sets, several of which are CTI compatible, with progressive features for use in conjunction with each of our telephone systems.

     We currently market various lines of telephone systems under our STARPLUS, Vodavi, Triad, and infinite brand names for businesses requiring as few as eight stations up to 492 stations (a 600-port system). We sell the STARPLUS line to large wholesale distributors for resale to telephone sales and installation companies known as “dealers” or “interconnects.” We also sell our Triad line to large wholesale distributors for resale only to authorized dealers. We sell our infinite and Vodavi lines directly to authorized dealers.

     Our flagship digital telephone systems are the XTS (eXpandable Telephone System) for larger applications and the STS for smaller businesses and residences. These systems employ a digital architecture in order to provide digital voice transmission and system control. Most of our digital telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. Our digital telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. We design our telephone systems to permit expansion or customization for specific business applications by the installation of a variety of voice processing or computer-telephony integration products.

     In addition, our XTS system is IP capable with the addition of a circuit pack. In 2003, we introduced a robust IP networking package to the marketplace. This package allows up to 32 XTS systems to communicate as one large system using an IP infrastructure. This configuration allows companies with multiple locations to communicate more efficiently and to reduce costs by utilizing a common network to connect multiple locations together.

     Our digital systems enable customers to upgrade their telephone systems as their businesses grow and as technology advances by adding or replacing components in stages without replacing their entire systems. As a result, it is generally more economical for the end users to expand their STARPLUS, Triad, or infinite systems than to switch to a competitor’s system. We believe that the economy and flexibility we provide our customers through this migration strategy provides us with a competitive advantage.

     We introduced our flagship IP-based telephone system, the Telenium, in September 2002. The Telenium system is based exclusively on IP technology, which allows a business’ local area network or wide area network to be utilized as the communication medium. The Telenium system provides an extensive array of standard features that operate in much the same manner as a traditional system. The Telenium system also offers web-based administration, which simplifies administration locally or from a remote location. The Telenium system accommodates IP telephones, commercial grade telephones, and a variety of incoming lines including traditional as well as ISDN types. Currently, the Telenium system is only available to certified dealers who buy directly from us.

     Commercial Grade Telephones

     We market several models of commercial grade telephones through wholesale distributors for use with IP-based, analog or digital telephone systems, PBX systems, or telephone company central office, or Centrex, switching systems. Businesses, the hospitality industry, and school districts represent the principal purchasers of our commercial grade telephones. All of our commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by us or by competing manufacturers.

     Our commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. Our more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, built-in Caller ID, and the capability to use custom calling features provided by local telephone companies. Sales of commercial grade telephones represented approximately 5.0% of our revenue during 2003, 7.5% of our revenue during 2002, and 7.0% during 2001.

Voice Processing Products

     Voice processing includes functions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls as well as speeding up and simplifying message delivery and storage. We design our voice processing products to integrate with the telephone systems we sell as well as those sold by competing manufacturers. We also cultivate the expansion of our existing base of telephone systems by offering digitally integrated voice processing systems for our Triad and infinite product lines to differentiate them from our competitors’ products and to provide a value-added basis for increased sales and profit margins. Sales of voice processing products accounted for approximately 20.0% of our revenue during 2003, 18.5% during 2002, and 19.0% during 2001.

     Voice Mail Systems

     Voice mail enables callers to leave detailed messages and permits recipients to retrieve messages when they return to their offices or by dialing into the system from remote locations. Each voice mailbox can be customized to the individual user’s needs. Voice messages can be stored, replayed, saved, or erased as desired by the user. The menu routing functions included in some of our voice mail systems enable business users to program the systems to create custom, multi-level menus that permit callers to automatically access organizational departments or product, service, or event information by dialing menu choices.

     In addition to our larger voice processing systems, we market a line of self-contained, competitively priced voice processing systems designed for small- to medium-sized organizations. These systems, which work in conjunction with telephone systems sold by us as well as other manufacturers, can be expanded from two ports up to eight ports, feature a full range of automated attendant and voice mail functions, and include a serial port for administration via the user’s personal computer.

     Advanced Messaging Platform

     Our Pathfinder Microsoft® Windows based messaging systems, which provide virtually unlimited port capacities, combine voice mail functions with facsimile messaging capabilities (known as fax mail) as well as the ability to share messages with other voice messaging systems over the Internet. Fax mail provides the ability to receive, store, retrieve, and forward facsimile messages in the same manner that voice mail handles voice messages. Our fax mail system digitizes and stores facsimile messages and notifies the user that messages have been received. The user can retrieve and print the facsimiles from his or her office or remote locations (such as a hotel room) and can also instruct the system to forward facsimiles to other recipients. “Fax-on-demand” enables callers to access information stored by a business, such as sales and marketing brochures, technical specifications, and pricing data, and request the system to transmit the desired information to the caller’s facsimile machine.

     Our Pathfinder system also uses Internet e-mail protocols to enable voice messages to be transported over the Internet or other electronic fields for efficient, low-cost information exchange between remote systems. In addition, our Pathfinder Internet fax delivery systems connect the user’s telephone and computer to enable the user to transmit facsimile messages or documents to conventional facsimile machines via the Internet. These systems provide ease of use and avoid problems associated with e-mail attachments, mismatched data encryption techniques, or private or switched network costs. Our Internet fax delivery systems provide spoken prompts that guide the user through the transmission process and also transmit delivery confirmations to the user’s mailbox. As a result, a business with multiple offices can extend its voice messaging system so as to permit employees in different locations to create, receive, answer, or forward voice and facsimile messages via the Internet more quickly, efficiently, and economically than traditional long-distance telephone calls.

     Our Pathfinder system also uses Microsoft® Exchange technology to provide unified messaging. Unified messaging enables users to access e-mail, voice mail, facsimiles, and paging messages in a single session at a personal computer. The system displays a listing of all of the user’s messages and enables the user to access and control all of his or her messages with a click of the computer mouse.

     Automatic Call Distribution

     We market our automatic call distribution, or ACD, software systems and ACD reporting packages for use with our digital key telephone systems. The automatic call distribution functions enable businesses that receive customer calls to manage incoming calls efficiently by directly routing them to the proper person or group. Our ACD systems reduce the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, ACD plays a custom “hold” message for the caller and connects the call to the first available person or sales agent. ACD saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. ACD enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity.

     Our ACD reporting package provides real-time statistics and comprehensive reports on calling activity for review by the user’s management. These statistics allow users to analyze and make informed decisions regarding their business operations.

Computer-Telephony Integration Products

     We design, develop, and market CTI products that use an open architecture to integrate computer and telephone systems into a user-friendly information processing and storage system. We believe that developing more value-added CTI applications for our telephone systems will enhance the appeal of our product lines and enable us to sell more telephone systems, full-featured telephones, and other software packages and add-on peripheral products. We market CTI products that enable a user

•	to use the Internet to access voice, facsimile, and e-mail messages via personal computers;

•	to incorporate telephone functions with computer software to speed call handling and permit the user to personalize telephone functions;

•	to identify incoming callers and immediately access computer files relating to the caller;

•	to connect Windows-based local area networks to the user’s telephone system; and

•	to access and analyze call accounting information quickly and inexpensively.

New Product Development

     We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for low-cost productivity enhancing communication solutions. We believe that continuous development of new products and features will be necessary to enable us to continue to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. We are currently focusing our new product development efforts on new products and enhancements that will deliver greater features, sophistication, and value to our current product offerings. In addition, through new developments, we are targeting markets that we do not currently serve. Examples of our current developments include the following:

•	A remote IP telephone for the XTS system to facilitate remote worker and small branch office applications.

•	a wireless IP product that will offer complete in-building mobility to the XTS telephone system;

•	The second phase of our IP telephony system, providing LAN telephony from 64 stations expanding to 300 stations, high speed digital interfaces, transparent networking capabilities, remote worker solution, as well as voice compression enhancements;

•	The third phase of our IP telephony system, providing a WiFi offering for mobility applications, softphone software that allows computers and PDA devices to perform as a Telenium station, as well as CTI and contact center enhancements,

•	The introduction of the IP equivalent of our Pathfinder that will provide IP connectivity to our Telenium IP system;

•	a new “In Skin” PC platform that will provide enhanced voice processing applications on the Starplus STS system; and

•	a new “In Skin” PC platform for our XTS that will provide software applications, such as voice processing, ACD, and CTI, eliminating the need for external computer platforms on the XTS System;

     We are expanding our strategic alliances with LGE and other third parties related to the development of new products, product lines, or product features, including new features on our Telenium IP system. We will continue to seek additional strategic alliances for new product development in the future.

Sales, Marketing, and Distribution

     We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as “direct dealers.” In March 2002, through our acquisition of Dataspeak Systems, Inc., we began distributing our products and services directly to end-users in the Phoenix metropolitan area. We also had an in-house sales force that made direct sales of Interactive Voice Response products to end-users. We discontinued our Interactive Voice Response business in March 2001. We have in the past and may in the future market our products on a private label basis to original equipment manufacturers, or OEMs. The following table sets forth, for the periods indicated the percentage of total revenue represented by the respective distribution channels.

	Year Ended December 31,
Distribution Channel	2001	2002	2003
Wholesale Distributors	55%	56%	60%
Direct Dealers	41%	41%	39%
Direct Sales Office	—	3%	1%
IVR Customers	4%	—	—

	100%	100%	100%

     The following diagram illustrates the current distribution channels for our product lines.

     Triad Distributors and Dealers

     We design and market our Triad line of telephone systems and related products for sale through distributors to a limited number of authorized Triad dealers. The Triad product line includes a full array of digital telephone systems ranging from three lines and eight stations up to 600 ports, as well as voice messaging, ACD, CTI, and other products. The authorized Triad dealers must commit to minimum purchases of Triad products and must be trained and certified through our formal product and sales training program. Our goal is to encourage the Triad dealers to promote the Triad line to their customers as the preferred line of telephone systems. We provide the authorized Triad dealers with marketing, sales, and product support services. We had approximately 156 authorized and active Triad dealers as of December 31, 2003.

     StarPlus Distributors and Dealers

     We design and market our STARPLUS brand of products for sale through wholesale distributors. The distributors resell our products primarily to small local interconnect companies and independent telephone companies, which in turn resell our products to end users, install the systems at the end users’ businesses, and provide service and technical support following the sale. We provide ongoing support and training to enable distributors to sell more effectively our products and to provide the interconnects and independent telephone companies with technical assistance in installation, maintenance, and customer support. Our STARPLUS line of products consists of commercial grade telephones and STARPLUS, STS, DHS, DHSE, and DHSL telephone systems.

     We believe that sales through distributors offer several advantages, including the following:

•	established distribution systems and access to a large number of dealer and national customer accounts;

•	maintenance of customer credit facilities and an established inventory of our products;

•	availability of products in over 600 locations throughout the United States;

•	security of receivables;

•	reduced needs for direct training;

•	effective promotion of our products at trade shows;

•	geographically dispersed sales forces that can reach customers more effectively than we would otherwise be able to do; and

•	lower support and carrying costs compared with the costs associated with direct sales to a large number of direct dealers.

     Distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target, and Power & Telephone Supply Company. Graybar accounted for 27% of our revenue during each of 2003, 2002 and 2001. Our second largest distributor accounted for 14% of our revenue during 2003, 12% in 2002 and 9% in 2001.

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

     As of December 31, 2003, we had approximately 140 direct dealers that sell our infinite products. We maintain a program to focus on selling to fewer, but larger and better-established, dealers. We secure arrangements with large-volume, well-qualified dealers and have discontinued sales to dealers that have not provided a sufficient level of sales or support for our infinite line. We strive to secure dealers that maintain large customer bases and possess the resources needed to provide quality sales presentations and support to their customers.

     In-house Sales Staff

     We have an in-house sales support staff of eight employees who provide dealers and distributors with order fulfillment, marketing, sales, and technical support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage.

     Vodavi Direct

     We have a direct sales office of eight employees who sell our infinite line of products and provide pre- and post-sales support services directly to end-users in the Phoenix metropolitan area. We acquired this operation during March 2002 through our acquisition of Dataspeak Systems, Inc.

     International Sales

     To date, sales of our products in foreign countries have not represented a significant portion of our revenue. We believe, however, that sales of our voice processing and other products in international markets may increase in the future as demand for features, such as voice mail, advanced messaging, and automatic call distribution increases, as touchtone technologies and cellular telephone service become more available and other installed communications infrastructures are improved, and as regulatory differences between countries are eliminated. All of our sales in foreign countries are denominated in U.S. dollars.

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

     We conduct joint development activities with LGE for the design and development of hardware incorporated into some of our existing or planned telephone systems and commercial grade telephone product lines. Under our joint development projects with LGE, we provide market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGE provides hardware research, design, and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGE contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGE produces the finished goods developed under the alliance. As a result of this arrangement, we have been able to obtain access to LGE’s research and development expertise and resources while controlling our capital expenditures for much of our product development efforts. In addition, our arrangement with LGE enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGE or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. See Item 1, “Business — Manufacturing” and Item 1, “Business — Risk Factors – We rely on LGE as a strategic partner.” We have successfully engaged in such projects with LGE in the past and believe that we will continue to have access to LGE’s advanced hardware research and development capabilities as we develop new product lines.

     We enhance our software development expertise through acquisitions of or licensing arrangements and other strategic alliances with independent third-party developers. We have active strategic alliance relationships with other companies that possess expertise in automatic call distribution, small digital key telephone systems, computer telephony, Internet telephony, and certain voice mail applications. We believe that our strategic alliances with other companies enable us to develop products and bring them to market more quickly and at a lower cost than we would be able to achieve by developing the products internally. We intend to pursue additional opportunities to enter into strategic alliances with other companies that possess established expertise in specific technologies in order to co-develop proprietary products, or to acquire such companies in order to develop new products internally.

Manufacturing

     We obtain our key telephone systems, some of our voice processing systems, and our full-featured commercial grade telephones under manufacturing arrangements with various third-party manufacturers, including LGE. We also purchase certain voice processing products from third parties on an OEM basis. Our agreements with the third-party manufacturers generally require the manufacturers to produce our products according to our technical specifications, to perform quality control functions or otherwise meet our quality standards for manufacturing, and to test or inspect the products prior to shipment. Under the manufacturing agreements, the manufacturers provide us with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform to the warranties within specified periods. All of the equipment and most of the tools and molds used in the manufacturing process are owned by the third-party manufacturers.

     We obtain a majority of our key telephone systems and voice mail products from LGE, which owns the rights to produce this equipment. We purchase products manufactured by LGE in Korea on a purchase order basis. We purchased $20.0 million, $15.9 million, and $13.0 million of product from LGE in 2003, 2002, and 2001, which represented 82%, 74%, and 67%, of our total purchases, respectively. LGE currently owns approximately 24% of our outstanding common stock. See Item 1, “Business — Risk Factors — We rely on LGE as a strategic partner” and “Business — Risk Factors — Certain conflicts of interest may arise as a result of LGE’s ownership interest in our company.”

     We obtain all of our commercial grade telephones and replacement parts for such telephones from LG Srithai, Ltd., or LGST, a joint venture between LGE and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGST granted us the right to distribute and sell throughout the United States and Canada the products that LGST manufactures for us in Thailand. Our agreement with LGST prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. We purchased $1.1 million, $2.6 million, and $2.4 million of product from LGST in 2003, 2002, and 2001, which represented 5%, 12%, and 12% of our total purchases, respectively. See Item 1, “Business — Risk Factors — We rely on LGE as a strategic partner” and “Business — Risk Factors — Certain conflicts of interest may arise as a result of LGE’s ownership interest in our company.”

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

     We currently maintain a $5.0 million insurance policy to cover lost revenue in the event of significant interruptions in purchases from our overseas manufacturers. See Item 1, “Business — Risk Factors — We depend on third parties for manufacturing” and Item 1, “Business — Risk Factors — We face risks associated with international manufacturing sources.”

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

Support Services

     We provide limited warranties against defective materials and workmanship on each of the products that we sell. We provide a complete support service for all of our products by maintaining a 24-hour toll-free telephone number and e-mail support that the dealers’ or interconnects’ service representatives can contact for trouble shooting and diagnostic assistance. We also maintain a technical support page on our Web site that includes frequently asked questions, technical tips, and product-related notifications. We maintain an operating set-up of each of our telephone systems, key telephone units, and peripheral systems at our headquarters facility, supported by a staff of technicians trained to handle service assistance calls. When a dealer or interconnect calls with a question relating to performance malfunctions or an operational system question, our personnel attempt to replicate any problem the user is encountering, diagnose the cause, and provide a solution via telephone. If our technicians cannot determine the cause of the malfunction over the telephone, we dispatch a service representative to the user’s place of business in order to locate the source of the problem and take corrective measures.

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

     In the computer telephony market, we compete with many of the same companies indicated above. Some of our product lines compete with products and services provided by the regional Bell operating companies, or RBOCs, which offer key telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems that provide automatic call distribution facilities and features through equipment located in the telephone company’s central switching offices. Many competitors listed above are larger than our company and therefore may have greater financial resources at their disposal.

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

     We own a number of registered and unregistered trademarks that we consider to be an important factor in marketing our products. Our ability to compete may be enhanced by our ability to protect our proprietary information, including the issuance of patents, copyrights, and trademarks. We also have taken steps to protect our proprietary information through a “trade secrets” program that includes copy protection of our software programs and obtaining confidentiality agreements with our employees. We cannot assure you, however, that these efforts will be effective in preventing misappropriation, reverse engineering or independent development of our proprietary information by our competitors. While none of our intellectual property rights have been invalidated or declared unenforceable, we cannot assure you that our rights will be upheld in the future. Accordingly, we believe that, due to the rapid pace of technological change in the telecommunications industry, the technical and creative skills of our engineers and other personnel will be extremely important in determining our future technological success.

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

Employees

     As of December 31, 2003, we employed a total of 106 persons, all of which are full-time employees at our facilities in Phoenix, Arizona, and Lawrenceville, Georgia. Our current number of full-time employees includes 30 persons in engineering and product development; 50 in sales, marketing, and technical support; 10 in warehouse and distribution functions; and 16 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union.

Risk Factors

     You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business. Some of the statements and information contained in this report that are not historical facts are forward-looking statements, as such term is defined in the securities laws. These include statements concerning future, proposed, and anticipated activities of our company; certain trends with respect to our revenue, operating results, capital resources, and liquidity; and certain trends with respect to the markets where we compete or the telecommunications industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under this Item 1, “Business — Risk Factors.”

Our reliance on our independent distribution network affects our inventory levels, the timing and predictability of our revenue, and our overall operating results.

     We currently market our products through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as “direct dealers.” Distributors generally maintain inventories in amounts that they consider sufficient to fill anticipated orders. A decline in the volume of sales made by distributors could result in their inventory levels exceeding their anticipated sales, which could delay purchases of additional products from us until the distributors’ inventories reach re-ordering levels. Direct dealers generally stock inventories only in quantities they deem sufficient to fill anticipated short-term orders, including orders related to support and maintenance. As a result, distributors and direct dealers may cancel orders and delay or change volume levels on short notice to us. Because the sale of key telephone systems, voice processing products, and related products typically involves a long sales cycle, we may not be able to accurately forecast our own inventory levels. Our reliance on third-party distributors and dealers to sell our products could further exaggerate any inventory shortages or excesses that we might experience, particularly if our distributors or dealers are not able to give us adequate notice of anticipated changes in demand for our products.

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

     Graybar accounted for 27% of our sales during each of 2003, 2002 and 2001. Accounts receivable from Graybar comprised approximately 28% of total accounts receivable at December 31, 2003. Our second largest distributor in each of the respective years accounted for 14% of our sales during 2003, 12% of our sales during 2002 and 9% during 2001. Accounts receivable from our second largest distributor comprised approximately 23% of total accounts receivable at December 31, 2003.

We face risks associated with international manufacturing sources.

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea, Thailand, and Taiwan. We believe that production of our product lines overseas enables us to obtain these items on a cost basis that enhances our ability to market them profitably. Our reliance on third-party manufacturers to provide personnel and facilities in these countries and the potential imposition of quota limitations on imported goods from certain Far East countries expose us to certain economic and political risks, including the following:

•	political instability in Asia, and in particular on the Korean Peninsula;

•	the business and financial condition of our third-party manufacturers;

•	the possibility of expropriation, supply disruption, currency controls, and currency exchange fluctuations;

•	changes in tax laws, tariffs, and freight rates; and

•	strikes, work slow downs, or lockouts at any ports where our products arrive in the United States.

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

     The telecommunications industry has experienced economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. We have sought to reduce our exposure to industry downturns by targeting our product lines towards small- and medium-sized businesses, which we believe will sustain continued growth in the near and long-term, resulting in a steadily increasing demand for enhanced and upgraded telephone systems and voice processing products. However, we may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. In addition, the size and timing of sales of our new voice processing, IP systems, and computer-telephony products may vary from quarter to quarter to a greater extent in future periods. The expanding importance of these new products could result in significant variations in our overall operating results on a quarterly basis.

We must finance the maintenance and expansion of our business and the development of new products.

     To remain competitive, we must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these expenditures, our failure to increase net sales sufficiently to offset the increased costs may adversely affect our operating results. From time to time, we may seek additional equity or debt financing to provide for the expenditures required to maintain or expand our business. We cannot predict the timing and amount of any such capital requirements. Such financing may not be available or, if available, may not be available on terms satisfactory to us. If such financing is not available on satisfactory terms, we may be unable to maintain or expand our business or develop new products at the rate desired and our operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of our operating results. Equity financing could result in additional dilution to existing stockholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

•	product defects;

•	production delays;

•	cost overruns; or

•	the inability to fulfill orders on a timely basis.

Our operations would be adversely affected if we were to lose our relationship with any of our suppliers, if any of our suppliers’ operations were interrupted or terminated, or if overseas or air transportation services were disrupted even for a relatively short period of time. We do not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if we were required to locate and use alternative sources of supply.

We rely on LGE as a strategic partner.

     We rely on LGE to supply most of our key telephone systems and voice mail products and all of our commercial grade telephones. We also rely on LGE’s engineering, hardware and circuit development, and manufacturing capabilities. We purchased approximately $21.1 million, $18.5 million, and $15.4 million of product from LGE and LGST, constituting approximately 87%, 86%, and 79% of our total purchases in 2003, 2002, and 2001, respectively. We currently obtain products from LGE and LGST on a purchase order basis and cannot provide assurance that we will be able to secure long-term manufacturing arrangements for the products we currently obtain from LGE and LGST. LGE has no formal commitments to support our business or operations.

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

     We engage in an intensely competitive business that has been characterized by price erosion, rapid technological change, and foreign competition. We compete with major domestic and international companies. Many of our competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess. Emerging companies also may increase their participation in the telephone systems and peripherals markets. Our ability to compete successfully depends on a number of factors both within and outside our control, including the following:

•	the quality, performance, reliability, features, ease of use, pricing, and diversity of our product lines;

•	the performance of our distributors and dealers;

•	the quality of our customer services;

•	our ability to address the needs of our customers;

•	our success in designing and manufacturing new products, including those implementing new technologies;

•	the availability of adequate sources of raw materials, finished components, and other supplies at acceptable prices;

•	our suppliers’ efficiency of production;

•	the rate at which end users upgrade or expand their existing telephone systems, applications, and services;

•	new product introductions by our competitors;

•	the number, nature, and success of our competitors in a given market; and

•	general market and economic conditions.

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

     Our success depends in part upon our ability to protect our proprietary technology. We rely on a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary technology. We have acquired certain patents and patent licenses, and we intend to continue to seek patents on our inventions and manufacturing processes. We face risks associated with our intellectual property, including the following:

•	the steps we have taken to protect our proprietary rights may be inadequate to protect misappropriation of such rights;

•	third parties may independently develop equivalent or superior technology;

•	the process of seeking patent protection can be long and expensive, and patents may not issue from future applications;

•	existing patents or any new patents that are issued may not be of sufficient scope or strength to provide us meaningful protection or any commercial advantage;

•	we may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources; and

•	we may commence litigation to enforce patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others, which could result in substantial cost to us and diversion of our management’s attention.

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

Our third-party manufacturers may experience shortages of raw materials and supplies.

     The principal raw materials and components used in producing our products consist of

•	semiconductor components;

•	unfinished printed circuit boards;

•	molded plastic parts; and

•	metals.

The third-party manufacturers of our products acquire these raw materials primarily from Asian sources, which indirectly subjects us to certain risks, including supply interruptions and currency price fluctuations. We and our third-party manufacturers from time to time experience difficulties in obtaining these materials. The suppliers of these materials currently are adequately meeting our requirements and those of our third-party manufacturers. We also believe that there are alternate suppliers for most of these materials.

We depend on management and other key personnel.

     Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management and technical personnel. We have employment agreements Gregory K. Roeper, our President and Chief Executive Officer; David A. Husband, our Vice-President –

Finance and Chief Financial Officer; and Steven R. Francis, our Vice President — Sales and Marketing. We maintain agreements with each of our officers and employees that prohibit them from disclosing confidential information obtained while employed with us. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect our business prospects. We cannot provide assurance that we will be able to retain our current personnel or that we will be able to attract and retain necessary additional personnel. Our internal growth and the expansion of our product lines will require additional expertise in such areas as software development, operational management, and sales and marketing. Such growth and expansion activities will increase further the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. Our failure to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for our success.

Certain conflicts of interest may arise as a result of LGE’s ownership interest in our company.

     LGE currently owns approximately 24% of our outstanding common stock. We obtain most of our digital telephone systems, IP-based products, and voice mail products from LGE and obtain all of our commercial grade telephones and replacement parts for such telephones from LGST, an affiliate of LGE. See Item 1, “Business – Manufacturing” and “Risk Factors – We rely on LGE as a strategic partner.” As a result of LGE’s direct ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGE and LGST. In order to mitigate such conflicts, all decisions with respect to such purchases are made by our officers and reviewed by directors who have no relationship with LGE.

     Our relationship with LGE may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders. Through LGE’s stockholder interest and business interests in our company, LGE may have significant influence over our business.

Our stock price may be volatile.

     The trading price of our common stock in the public securities market could be subject to a variety of factors, including the following:

•	wide fluctuations in response to quarterly variations in our operating results or the operating results of our competitors;

•	actual or anticipated announcements of technological innovations or new product developments by us or our competitors;

•	significant actual or anticipated expenditures for property or equipment, research and development, sales and marketing activities, or other planned or unanticipated events;

•	changes in analysts’ estimates of our financial performance;

•	developments or disputes concerning proprietary rights;

•	regulatory developments;

•	general industry conditions; and

•	worldwide economic and financial conditions.

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

     The NASDAQ Stock Market has certain rules that must be met in order for a listed company to maintain its listing on NASDAQ. During fiscal 2001, we moved the listing of our common stock from the NASDAQ National Market to the NASDAQ SmallCap Market. We may be required to delist from the NASDAQ SmallCap Market if we fail to comply with those rules. Should that occur, market makers may choose to create a market for our common stock on the over-the-counter bulletin board. If that does not occur, our stock could be traded in the “pink sheets” maintained by the National Quotation Bureau. As a result, investors would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares.

Rights to acquire our common stock could result in dilution to other holders of our common stock.

     As of March 5, 2004, we had outstanding options to acquire 894,375 shares of our common stock at a weighted average exercise price of $2.65 per share. An additional 494,500 shares remain available for grant under our 1994 Stock Option Plan, and 561,250 shares remain available for grant under our 2003 Incentive Compensation Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. Additionally, all outstanding options become fully vested and exercisable upon a change of control of our company. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

Sales of additional shares of our common stock could have a negative effect on the market price of our common stock.

     Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. Shares issued upon the exercise of stock options granted under our stock option plan generally will be eligible for sale in the public market. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

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

•	authorize our board of directors to fill vacancies on our board of directors;

•	authorize our board of directors to issue preferred stock in series with such voting rights and other powers as our board of directors may determine; and

•	require the affirmative vote of two-thirds of the directors then in office to approve:

•	— a public offering of our capital stock;

•	— the merger with or the acquisition of another business or the acquisition of a significant amount of the assets of another business;

•	— the sale of a significant amount of our assets;

•	— our entering into contracts with our stockholders or directors;

•	—	our assumption or acquisition of debt in excess of $1.0 million; and

•	—	any amendment of our Amended Certificate of Incorporation and Bylaws of our wholly owned subsidiary Vodavi Communications Systems, Inc.

These provisions in our Amended Certificate of Incorporation and Bylaws and Delaware corporate law may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders.

We do not pay cash dividends.

     We have never paid any cash dividends on our common stock. Instead, we have retained our earnings to provide funds for use in our business. Our board of directors reviews our dividend policy from time to time and may elect to pay dividends on our common stock in the future. However, the terms of the revolving line of credit facility between our wholly owned subsidiary Vodavi Communications Systems, Inc. and Comerica Bank-California prohibit our subsidiary from paying dividends to us without the consent of Comerica. This restriction could limit our ability to pay dividends in the future.

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

     We lease, for a term ending in December 2004, approximately 19,500 square feet of space in Scottsdale, Arizona. This space is sub-leased to a third party. We also lease, for a term ending in May 2005, approximately 5,000 square feet of office and warehouse space in Tempe, Arizona. This space is subleased to a third party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2003 Annual Meeting of Stockholders on October 29, 2003. The following nominees were elected to our Board of Directors to serve until the next annual meeting of stockholders, until their successors are elected or have been qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld
William J. Hinz	1,849,315	613,306
Gregory K. Roeper	2,383,371	79,250
Jong Hwa Choi	2,386,091	76,530
Jack A. Henry	2,379,071	83,550
Stephen A McConnell	1,849,015	613,606
Emmett E. Mitchell	1,849,015	613,606
Frederick M. Pakis	1,854,315	608,306

     Additionally, our stockholders approved and ratified the Vodavi 2003 Incentive Compensation Plan.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
871,777	171,601	14,130	1,405,113

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is listed on the NASDAQ SmallCap Market under the symbol “VTEK.” The following table sets forth the high and low sales prices of our common stock on the NASDAQ SmallCap Market for the periods indicated.

	High	Low
2002:
First quarter	$1.65	$1.24
Second quarter	2.85	1.43
Third quarter	3.33	1.71
Fourth quarter	2.15	1.31
2003:
First quarter	$1.95	$1.36
Second quarter	2.60	1.71
Third quarter	3.66	2.20
Fourth quarter	9.46	2.79
2004:
First quarter (through March 5, 2004)	$8.27	$5.68

     On March 5, 2004, the closing sales price of our common stock was $6.82 per share. As of March 5, 2004, there were approximately 40 holders of record of our common stock.

Dividend Policy

     We have never paid any cash dividends on our common stock. Instead, we have retained our earnings to provide funds for use in our business. Our board of directors reviews our dividend policy from time to time and may elect to pay dividends on our common stock in the future. However, the terms of the revolving line of credit facility between our wholly owned subsidiary Vodavi Communications Systems, Inc. and Comerica Bank-California prohibit our subsidiary from paying dividends to us without the consent of Comerica. This restriction could limit our ability to pay dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the year ended December 31, 2003, are derived from our consolidated financial statements (included herein), which have been audited by Mayer Hoffman McCann P.C., independent auditors. The selected consolidated financial data presented below as of and for each of the years in the two-year period ended December 31, 2002 are derived from our consolidated financial statements (included herein), which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data presented below as of and for each of the years in the two-year period ended December 31, 2000 are derived from our consolidated financial statements (not included herein), which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information provided below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

	Years Ended December 31,
	(in thousands, except per share amounts)
Statement of Operations Data:	2003	2002	2001	2000	1999
Revenue	$41,270	$37,328	$34,153 (1)	$47,705	$49,811
Gross margin	14,285	13,449	11,170 (2)	17,503	17,886
Operating expenses	12,082	12,164	13,183 (3)	16,041	15,252
Operating income (loss)	2,203	1,285	(2,013)	1,462	2,634
Interest expense	128	97	406	705	676

Income (loss) before income taxes and change in accounting principle	2,075	1,188	(2,419)	757	1,958
Provision for (benefit from)income taxes	804	471	(863)	309	718

Income (loss) before change in accounting principle	1,271	717	(1,556)	448	1,240
Change in accounting principle	—	(1,263)	—	—	—

Net income (loss)	$1,271	$(546)	$(1,556)	$448	$1,240

Net income (loss) per share, diluted	$0.30	$(0.13)	$(0.37)	$0.10	$0.29

Weighted average shares outstanding, diluted	4,170	4,428	4,235	4,305	4,344

	As of December 31,
	(in thousands)
Balance Sheet Data:	2003	2002	2001	2000	1999
Assets:
Current assets	$16,240	$14,829	$14,861	$20,959	$20,570
Property and equipment, net	1,453	1,631	1,581	2,033	2,356
Goodwill, net	725	725	1,638	1,772	1,906
Other	105	203	193	417	726

	$18,523	$17,388	$18,273	$25,181	$25,558

Liabilities:
Current liabilities	$7,634	$6,748	$7,045	$12,176	$13,208
Other long-term obligations	700	18	200	421	530

Total liabilities	8,334	6,766	7,245	12,597	13,738
Stockholders’ equity	10,189	10,622	11,028	12,584	11,820

	$18,523	$17,388	$18,273	$25,181	$25,558

(1)	Includes special charges of $432 related to price protection obligations.

(2)	Cost of goods sold includes special charges of $568 related to inventory impairments.

(3)	Includes special charges of $761 related to severance, receivable reserves, and exit costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Customer Incentives

     We record reductions to revenue for customer incentive programs, including special pricing agreements, price protection for our distributors, promotions, and other volume-related rebate programs. Such reductions to revenue are estimates, which are based on a number of factors, including our assumptions related to historical and projected customer redemption rates, sales volumes, and inventory levels at our distributors. If actual results differ from our original assumptions, revisions are made to our estimates that could result in additional reductions to our reported revenue in the period the revisions are made. Additionally, if market conditions were to decline, we may take actions to increase the level of customer incentive offerings that could result in an incremental reduction of revenue in the period in which we offer the incentive.

Bad Debts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target. As of December 31, 2003, Graybar accounted for 28% and Target accounted for 23% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	65.4	64.0	67.3

Gross margin	34.6	36.0	32.7
Operating expenses:
Engineering and product development	5.0	6.3	5.9
Selling, general, and administrative	24.3	26.3	32.7

	29.3	32.6	38.6
Operating income (loss)	5.3	3.4	(5.9)
Interest expense, net	.3	.2	1.2

Income (loss) before taxes and accounting change	5.0	3.2	(7.1)
Income tax expense (benefit)	1.9	1.3	(2.5)

Income (loss) before accounting change	3.1	1.9	(4.6)
Change in accounting principle	—	(3.4)	—

Net income (loss)	3.1%	(1.5)%	(4.6)%

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

     Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products in the first quarter of 2001, we re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

     The pre-tax financial impact of these initiatives during 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. All accrued cash charges were paid by December 31, 2002. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the year ended December 31, 2001:

		Inclusion in
	Amount($000)	Statement of Operations
Non-cash Charges:
Inventory impairments	$568	Cost of goods sold
Allowance for bad debts	328	Selling, general & administrative expenses
Distributor price protection	151	Revenue reduction
Property and equipment	15	Selling, general & administrative expenses

	1,062

Cash Charges:
Distributor price protection	281	Revenue reduction
Severance-related costs	168	Selling, general & administrative expenses
Other shut-down costs	250	Selling, general & administrative expenses

	699

	$1,761

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Revenue

     Revenue for the year ended December 31, 2003 totaled $41.3 million, an increase of $3.9 million, or 10.6%, from revenue of $37.3 million in 2002. Sales to our supply house customers accounted for approximately $24.9 million of our total revenue during 2003 compared with $20.8 million in 2002. The increase in sales to our supply house customers in 2003 is related principally to sales of our new STS telephone system that we introduced in January 2003. The STS product line is a full-featured telephone system designed and priced to capture a larger portion of the small business telephone system market. While the STS telephone system has been accepted well into the marketplace, sales of this product have had the effect of reducing the level of sales of similar products that we sell through supply houses.

     Sales through our direct dealer program totaled $16.0 million in 2003 compared with $15.4 million in 2002. The increase in sales to our direct dealers is reflective of our program to focus on selling to fewer, but larger and better-established, dealers that are more effective at selling our larger systems. During 2003, our direct dealers also purchased our new STS product line directly from our supply house customers.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $1.3 million during 2003 compared with $1.6 million in 2002. The reduction in sales through our direct sales office from 2002 was directly attributable to a large school system sale in 2002 that did not recur in 2003.

     Our revenue is reported net of reserves for sales returns, discounts, customer incentive programs, inter-company eliminations, and shipping and handling charges. These items resulted in a reduction to revenue of $905,000 in 2003 compared with a reduction of $400,000 in 2002.

Gross Margin

     Our gross margin was approximately $14.3 million in 2003 compared with $13.5 million in 2002. Our gross margin as a percentage of total revenue decreased to 34.6% during 2003 from 36.0% during 2002. The decrease in our gross margin percentage during 2003 was a direct result of the product mix of sales to our supply house customers with a heavier emphasis of sales of our new STS telephone system, which generates a lower overall gross margin percentage than most of our other products.

Engineering and Product Development

     Engineering and product development expenditures decreased to $2.1 million during 2003 from $2.3 million in 2002. The expenditures in 2002 reflected additional headcount and outsourced development costs associated with a development project that we completed in 2002 pursuant to a development agreement with LG Electronics. While engineering and product development expenditures decreased from a year ago, we continue to invest in the development of our next generation IP telephone system, the convergence of and enhancements to our existing telephone systems, and enhancements to our voice processing products.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $10.0 million in 2003 from $9.8 million in 2002. As percentage of revenue, such expenses declined to 24.3% in 2003 compared with 26.3 % in 2002. The reduction in selling, general and administrative expenses as a percentage of revenue reflects improved operating leverage in 2003 and the impact of a $300,000 charge for the settlement of litigation in 2002 that did not recur in 2003.

Interest Expense

     Interest expense increased to $128,000 during 2003 compared with $97,000 during 2002. Our interest expense increased in 2003 as a result of additional borrowings on our revolving credit facility to repurchase our common stock in June 2003 and the amortization of bank commitment fees and other costs associated with the credit facility that we entered into with Comerica Bank-California in April 2003.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.7% in 2003 compared with an effective rate of 39.6% in 2002. Our effective tax rate was lower in 2003 as we incurred less non-deductible expenses as a percentage of our taxable income in 2003 than we did in 2002.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Revenue

     Revenue during 2002 increased $3.2 million, or 9.3%, to $37.3 million from revenue of $34.2 million in 2001. Sales to our supply house customers increased $1.9 million, or 10.0%, to $20.8 million, or 56% of our total revenue during 2002 compared with $18.9 million, or 55% of our total revenue in 2001. Our sales in this channel of distribution can fluctuate significantly between periods as a result of fluctuations in the amount of inventory supply houses carry of our product. We estimated that our supply house customers reduced their inventory of our products by approximately $1.5 million during 2002 compared with a reduction of $5.8 million during 2001.

     Sales through our infinite direct dealer program increased approximately $700,000, or 5.0%, to $15.4 million, or 41% of our total revenue during 2002, compared with $14.7 million, or 43% of our total revenue during 2001. The increase in infinite product sales can be attributed to selling to fewer, but larger and better established dealers that are more effective at selling our larger systems.

     Sales through our direct sales office, which we acquired in March 2002, totaled approximately $1.0 million, after intercompany eliminations of approximately $600,000, during 2002.

     Our revenue during 2002 was negatively impacted by our decision to exit our Interactive Voice Response business in 2001. Revenue attributable to this business totaled $135,000 during 2002 compared with revenue of $1.3 million in 2001.

Gross Margin

     Our gross margin was $13.5 million in 2002 compared with $11.2 million in 2001. Our gross margin as a percentage of total revenue increased to 36.0% during 2002 compared with 32.7% in 2001. The increase in gross margin percentage during 2002 was a direct result of (a) inventory impairments and price protection obligations of $1.0 million in 2001; (b) better leverage over the fixed component of cost of goods sold, which includes labor and other warehouse and distribution costs; and (c) higher margins associated with our direct sales office. The increase in gross margin percentage between the periods was slightly offset by our decision to sell certain discontinued product lines in 2002 in a bulk sale transaction for $300,000 at no margin.

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

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses declined approximately $1.4 million, or 12.1%, to $9.8 million in 2002 compared with $11.2 million in 2001. Excluding special charges of approximately $760,000 recorded in 2001, selling, general, and administrative expense declined by approximately $594,000, or 5.7%, in 2002. The reduction was the net effect of a number of factors including (a) the discontinuance of our Interactive Voice Response Business, (b) decreased sales, marketing and promotional expenses, (c) a reduction in bad debt expenses, and (d) a reduction in depreciation and amortization, including the elimination of goodwill amortization of $134,000 associated with our adoption of SFAS No. 142. These reductions were partially offset by additional operating expenses of our direct sales office of approximately $632,000 during 2002 compared to zero in 2001 and the cost associated with the settlement of litigation in 2002 of $300,000.

Interest Expense

     Interest expense decreased to approximately $97,000 in 2002 compared with $406,000 in 2001. The decrease in interest expense is a direct result of our debt reduction efforts during 2002 and lower borrowing costs.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 39.6% during 2002 compared with and effective rate of 35.7% in 2001. The change in effective rates between periods reflected the impact of permanent book/tax differences in loss years versus years with positive pre-tax earnings.

Liquidity and Capital Resources

     Our net working capital position was approximately $8.6 million at December 31, 2003 compared with $8.1 million at December 31, 2002. We had a cash balance of $2.9 million at December 31, 2003 compared with a cash balance of $1.1 million at December 31, 2002. Factors that increased our cash position during 2003 included positive income from operations, a reduction in inventory of $435,000, an increase in accounts payable and accrued liabilities of $668,000, the receipt of a $300,000 income tax refund, borrowings on our term loan of $1.0 million, and $218,000 in proceeds from stock option exercises. Factors that decreased our cash position in 2003 included an increase in accounts receivable of $463,000 and repayments on our term loan of $100,000. We also used approximately $270,000 in 2003 for the purchase of property and equipment and $2.1 million for the repurchase of our common stock.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 59 days as of December 31, 2003 compared to 70 days as of December 31, 2002. The timing of payments received from our largest distributors and the linearity of our revenue streams during the quarter significantly influenced our days sales outstanding and our liquidity. Our two largest distributors accounted for 51% of our total accounts receivable as of December 31, 2003 and 43% as of December 31, 2002. An increase in concentration from our two largest distributors generally had the effect of increasing our days sales outstanding while a more linear revenue stream during the quarter had the effect of reducing our receivable days sales outstanding.

     Our inventory turnover, measured in terms of days sales outstanding on a quarterly basis, was 67 days as of December 31, 2003 compared to 87 days as of December 31, 2002. The decrease in inventory days outstanding was a direct result of a higher volume of sales in the fourth quarter 2003 compared with the fourth quarter of 2002 and our efforts to rationalize our product lines.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $7.4 million as of December 31, 2003 compared with $6.8 million as of December 31, 2002. The level of our trade payables and accrued liabilities between periods was largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

     We had a $15.0 million credit facility with General Electric Capital Corporation that expired in April 2003. The line of credit bore interest at 2.5% over the 30-day commercial paper rate. Advances under the line of credit were based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and were secured by substantially all of our assets. The revolving line of credit contained covenants that are customary for similar credit facilities and also prohibited our operating subsidiaries from paying dividends to our Company without the consent of GE Capital.

     In April 2003, we entered into a credit agreement with Comerica Bank-California (Comerica) of a size that is more reflective of the current capital requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our Company without the consent of Comerica. As of December 31, 2003, we had no outstanding borrowings on our line of credit and $4.1 million available for future advances.

     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 4.0% at December 31, 2003, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least 30 consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bear interest at Comerica’s prime rate plus 0.5%, or 4.5% at December 31, 2003. In addition to interest on the term loan, we are required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a 60-month period with all unpaid principal and accrued interest due in 36 months, or by June 2006.

     In May 2003, we commenced a self-tender offer to purchase up to 1,000,000 shares of our common stock for $2.40 per share. On June 13, 2003, we repurchased 829,199 shares of our common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as a reduction to common stock and additional paid in capital in the accompanying consolidated balance sheet as of December 31, 2003. The repurchase was funded through advances on our revolving line of credit and term loan.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of December 31, 2003 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$900	$200	$700	$—	$—
Operating Lease Obligations	6,720	1,095	1,699	1,570	2,356
Purchase Obligations	4,972	4,972	—	—	—

Total	$12,592	$6,267	$2,399	$1,570	$2,356

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

International Manufacturing Sources

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE who owns approximately 24% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business — Risk Factors – We face risks associated with international manufacturing sources.”

Impact of Recently Issued Accounting Standards

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

     We determined that upon adoption of these statements on January 1, 2002, the $1.6 million carrying amount of the goodwill as of that date was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. This Interpretation was subsequently revised by FIN 46 (revised 2003) (“FIN 46®”) issued in December 2003. This Interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years beginning after December 15, 2003 for newly created variable interest entities and for all variable interest entities for periods ending after December 31, 2004. We do not believe that adoption of FIN 46® will have any effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on our financial condition or results from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At December 31, 2003 we had a term loan balance of $900,000 and had no outstanding borrowings on the line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
William J. Hinz	58	Chairman of the Board
Gregory K. Roeper	43	President, Chief Executive Officer, and Director
David A. Husband	34	Vice President-Finance, Chief Financial Officer,
		Secretary, and Treasurer
Stephen L. Borcich	57	Vice President – Distribution Sales
Steven R. Francis	52	Vice President – Dealer Sales
Jack A. Henry (2)(3)	60	Director
Jong Hwa Choi	43	Director
Stephen A McConnell (2)(1)	51	Director
Emmett E. Mitchell (1)(2).	48	Director
Frederick M. Pakis (1)(3).	50	Director
Paul D. Sonkin (3)	35	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee

     William J. Hinz has served as Chairman of the Board of our company since October 1997 and as a director of our company since April 1997. From October 1999 until March 2004, Mr. Hinz served as Group President for the Triumph Components Group, which is a group of seven divisional companies within Triumph Group, Inc., a publicly held company. Mr. Hinz served as President of Stolper-Fabralloy Company, a precision aerospace engine component manufacturer that is a subsidiary of Triumph Group, Inc., from September 1997 until October 1999 and as Executive Vice President of Operations of Stolper-Fabralloy from March 1996 until September 1997. Mr. Hinz served as Vice President of Global Repair and Overhaul Operations for AlliedSignal Aerospace Company from June 1994 until March 1996. During this period, Mr. Hinz also was responsible for aerospace aftermarket merger and acquisition activity.

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

     David A. Husband has served as our Vice President – Finance, Chief Financial Officer, Secretary, and Treasurer since March 2001. Prior to joining our company, Mr. Husband served in various capacities with Action Performance Companies, Inc., a publicly held company engaged in the motorsports merchandising business, from May 1998 until December 2000, most recently as Executive Vice President and Chief Operating Officer. Mr. Husband was employed as an accountant with Arthur Andersen LLP from July 1992 to May 1998, where he was primarily engaged in auditing publicly held companies. Mr. Husband is a Certified Public Accountant in the state of Arizona.

     Stephen L. Borcich has served as our Vice President – Distribution Sales since June 2002. Prior to that, Mr. Borcich served as our Vice President - Sales and Marketing since April 1999. Mr. Borcich served as Vice President - Sales for Voice Technologies Group, a manufacturer and distributor of digital integration technology from August 1998 until March 1999. From February 1997 until July 1998, Mr. Borcich served as Vice President – Sales and Marketing of Q.SyS, Inc., a manufacturer of computer telephony applications. Mr. Borcich also served as Vice President – Sales of Microlog Corporation from December 1990 until September 1995.

     Steven R. Francis has served as our Vice President – Dealer Sales since June 2002. From March 2002, when we acquired DataSpeak Systems, Inc. to June 2002, Mr. Francis served as our Vice President – Direct Sales. Mr. Francis served as co-founder and president of DataSpeak Systems, Inc., an Arizona-based interconnect company from January 1998 until March 2002. Prior to that time, Mr. Francis served as the Vice President of Sales and Marketing of Enhanced Systems, Inc. from October 1996 until December 1997. Mr. Francis previously has served in the communications industry in various positions including various sales and management positions at GTE, Stromberg-Carlson, and Executone.

     Jack A. Henry has served as a director of our company since November 2001. Mr. Henry began his career in 1966 with Arthur Andersen LLP and held positions in Detroit, Michigan, San Jose, California, Seattle, Washington and Phoenix, Arizona. In 2000, Mr. Henry retired as Managing Partner of the Phoenix office and formed Sierra Blanca Ventures LLC, a private advisory and investment firm. Mr. Henry currently serves on the board of directors of Harris Bank Arizona and American AgCredit, a member of the U.S. farm credit system. Mr. Henry previously served on the boards of directors of Simula, Inc., and SOS Staffing Services, Inc., both public companies. Mr. Henry has served in a variety of community positions including chairman of the Arizona Chamber of Commerce and Greater Phoenix Leadership. Mr. Henry attended the U.S. Naval Academy and holds both a Bachelors and Masters of Business Administration from the University of Michigan.

     Jong Hwa Choi has served as a director of our company since February 2003. Mr. Choi has served in various capacities for LG InfoComm U.S.A., a major U.S. mobile handset vendor and affiliate of LG Electronics, Inc. since 1987, and since March 2000 has served as Vice President of Administration. During his 16-year tenure, Mr. Choi has managed international business planning and set up overseas subsidiaries for various divisions of LGE. Mr. Choi’s global assignments include Italy, Russia, and the United States. Mr. Choi’s experiences in various industries include consumer electronics, semiconductors, and mobile handsets.

     Stephen A McConnell has served as a director of our company since January 1996. Mr. McConnell currently serves as the President of Solano Ventures, an investment fund devoted to small- to mid-sized companies. Mr. McConnell also currently serves as Chairman of G-L Industries, LLC, a manufacturer of wood glue-lam beams used in the construction industry. Mr. McConnell served as Chairman of the Board of Mallco Lumber & Building Materials from September 1991 to June 1997. Mr. McConnell currently serves as a director of Capital Title Group, Inc., Mobile Mini, Inc., InnSuites Hospitality Trust, and Miracor Diagnostics, Inc., all of which are publicly held companies.

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

     Frederick M. Pakis has served as a director of our company since November 2001. Mr. Pakis was a co-founder of JDA Software, Inc. in 1985 where he served as Co-Chairman of the Board, President, and Co-Chief Executive Officer for various periods of time through 1999. Since that time, Mr. Pakis formed and serves as Managing Director of Clarendon Capital Management, LLC, a private advisory and investment firm. Mr. Pakis previously served as a Retail Consulting Manager with Touche Ross & Co. from 1981 to 1985, and as Director of Corporate Planning for the Sherwin Williams Company, a home improvement specialty store company from 1976 to 1981. Mr. Pakis also serves on the boards of several not-for-profit entities, including Phoenix Children’s Hospital and Phoenix Country Day School. Mr. Pakis attended the U.S. Military Academy at West Point, received a Bachelor of Science degree in Operations Research from Case Western Reserve University , and a Master of Business Administration degree from the London School of Business, where he studied as a Sloan Fellow.

     Paul D. Sonkin has served as a director of our company since February 2004. Mr. Sonkin has served as the portfolio manager of the Hummingbird Value Fund, The Hummingbird Microcap Value Fund, and The Hummingbird Concentrated Fund since June 1999. He also serves as an adjunct professor at Columbia University Graduate School of Business, where he teaches courses on security analysis and value investing. From May 1998 to June 1999, Mr. Sonkin served as a senior analyst and portfolio manager at First Manhattan & Co., a firm that specialized in mid- and large-cap value investing. Prior to that, from April 1995 to May 1998 Mr. Sonkin served as an analyst and portfolio manager at Royce & Associates, the investment advisor to the Royce Funds. Prior to receiving an MBA from Columbia University, he worked at Goldman Sachs & Co. and at the U.S. Securities and Exchange Commission. Mr. Sonkin is co-author of “Value Investing: From Graham to Buffet and Beyond.”

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms we received during the fiscal year ended December 31, 2003, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Mr. McConnell filed one late Form 4 covering the exercise of outstanding stock options.

Code of Ethics and Committee Charters

     Our Board of Directors has adopted Corporate Governance Guidelines, a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an amended and restated Audit Committee Charter, a Compensation Committee Charter, a Nominating/Corporate Governance Charter, and any other corporate governance materials contemplated by SEC or NASDAQ regulations. We post on our website at www.vodavi.com, these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

Information Relating to Our Audit Committee of the Board of Directors

     The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

     The Audit Committee currently consists of Messrs. McConnell, Henry, and Mitchell, each of whom is an independent director of our company under applicable NASDAQ rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The board of directors has determined that each member of our audit committee qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

     The following table sets forth certain information with respect to the compensation we paid to our Chief Executive Officer and each other executive officer who received cash compensation in excess of $100,000 during fiscal 2003.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
	Annual Compensation			Securities Underlying	All Other
Name and Principal Position(1)	Year	Salary($)	Bonus ($)	Options(#)(2)	Compensation($)
Gregory K. Roeper	2003	$182,500	$17,500	35,000	$7,329	(3)
President and Chief Executive	2002	$165,000	$25,000	—	$4,329	(4)
Officer	2001	$155,000	$15,000	35,000	8,451	(5)
David A. Husband	2003	$135,500	$10,000	25,000	$750	(6)
Vice President – Finance,	2002	$135,000	$25,000	—	$750	(6)
Chief Financial Officer,	2001	$94,000	$—	75,000	$—
Secretary and Treasurer
Stephen L. Borcich	2003	$125,000	$—	15,000	$750	(6)
Vice President – Distribution	2002	$125,000	$—	—	$750	(6)
Sales	2001	$125,000	$—	—	750	(6)
Steven R. Francis	2003	$125,000	$7,500	25,000	$750	(6)
Vice President – Dealer Sales	2002	$102,000	$—	50,000	$750	(6)

(1)	We consider Messrs. Roeper, Husband, Borcich, and Francis to be our executive officers. David A. Husband became our Chief Financial Officer during March 2001; Mr. Francis became our Vice President – Direct Sales during March 2002 and became our Vice President – Dealer Sales in June 2002.

(2)	The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.

(3)	Represents premium payment of $3,579 for a long-term disability insurance policy and $3,000 for a term life insurance policy paid by our company. Also includes a 401(k) plan matching contribution in the amount of $750.

(4)	Represents premium payment of $3,579 for a long-term disability insurance policy paid by our company and a 401(k) plan matching contribution in the amount of $750.

(5)	Represents premium payment of $2,234 for a long-term disability insurance policy and $5,467 for a term life insurance policy paid by our company. Also includes a 401(k) plan matching contribution in the amount of $750.

(6)	Represents a 401(k) plan matching contribution.

Option Grants

     The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
					Potential Realizable
					Value at Assumed
		Percentage			Annual Rates
	Number of	of Total			of Stock Price
	Securities	Options			Appreciation for
	Underlying	Granted to			Option Term(2)
	Options	Employees in	Exercise	Expiration
Name	Granted (#)(1)	Fiscal Year	Price	Date	5%	10%
Gregory K. Roeper	35,000	25.0%	$1.51	2/25/13	$33,237	$84,229
David A. Husband	25,000	17.9%	$1.51	2/25/13	$23,741	$60,164
Stephen L. Borcich	15,000	10.7%	$1.51	2/25/13	$14,245	$36,098
Steven R. Francis	25,000	17.9%	$1.51	2/25/13	$23,741	$60,164

(1)	Each of the options granted vest ratably over a four-year period.

(2)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

Aggregate Option Exercises and Fiscal Year-End Option Holdings

     The following table provides information on options exercised during fiscal 2003 by the officers listed and the value of each such officer’s unexercised options of December 31, 2003.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at Fiscal
	Shares Acquired on	Value	Options at Fiscal Year-End (#)		Year-End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory K. Roeper	—	—	205,000	52,500	$501,175	$234,325
David A. Husband	8,750	$41,029	28,750	62,500	$135,488	$284,825
Stephen L. Borcich	—	—	45,000	15,000	$142,875	$64,350
Steven R. Francis	—	—	12,500	62,500	$55,625	$274,125

(1)	Calculated based upon the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2003 of $5.80 per share. The exercise price of certain of the options held by our executive officers on December 31, 2003 were greater than $5.80 per share.

Employment Agreements

     William J. Hinz

     Effective October 1, 1999, we entered into an employment agreement with William J. Hinz. The agreement had an initial term through September 30, 2001, and has automatically renewed through September 30, 2004. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The agreement provides for Mr. Hinz to serve as our Chairman of the Board and to receive a base salary of $75,000 per annum.

     The employment agreement provides for Mr. Hinz to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment “for cause,” as defined the agreement. If we terminate the employment of Mr. Hinz, or if his employment is terminated by reason of disability, the agreement provides for the payment of fixed compensation to Mr. Hinz for the remaining term of the agreement, payable in a lump sum within ten days of the date of termination. In addition, Mr. Hinz’s vested options as of the date of termination will remain outstanding through the 90-day period following the then-current term of the agreement . All unvested options as of the date of termination will be cancelled.

     In the event of a “change of control” of our company, as defined in the agreement, Mr. Hinz will receive a minimum bonus of $50,000. In addition, any options that were granted to Mr. Hinz that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If the employment of Mr. Hinz is terminated as a result of a change of control, we will be required to pay Mr. Hinz, within ten days of the date of termination, the greater of (a) his base salary and benefits for the remaining term of the employment agreement, or (b) his annual base salary.

     Gregory K. Roeper

     Effective October 1, 2003, we renewed and amended Mr. Roeper’s employment agreement for a term expiring on December 31, 2004. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Roeper to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Roeper to receive a base salary of $182,500 through December 31, 2003, and $200,000 per annum thereafter.

     The agreement provides for Mr. Roeper to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment “for cause,” as defined in the agreement. If we terminate his employment, or if his employment is terminated by reason of disability, the agreement provides for the payment of his base salary and benefits for a period of one year, payable in a lump sum within ten days of the date of termination. In addition, Mr. Roeper’s vested options as of the date of termination will remain outstanding through the 120-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     In the event of a “change of control” of our company, as defined in the agreement, Mr. Roeper will receive a minimum bonus of $100,000. In addition, any options that were granted to Mr. Roeper that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Roeper’s employment is terminated as a result of a change of control, we will be required to pay him, within ten days of the date of termination, his annual base salary and benefits for a period of one year following the date of termination plus any earned bonus through the date of termination.

     David A. Husband

     Effective January 1, 2004, we entered into a new employment agreement with Mr. Husband. The agreement has an initial term of one year, and automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Husband to serve as our Vice President – Finance and Chief Financial Officer. The employment agreement provides for Mr. Husband to receive a base salary of $150,000 per annum.

     The agreement provides for Mr. Husband to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment “for cause,” as defined the agreement. If we terminate Mr. Husband’s employment, or if his employment is terminated by reason of disability, we will pay Mr. Husband his base salary and benefits for a nine-month period. In addition, Mr. Husband’s vested options as of the date of termination will remain outstanding through the 120-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     In the event of a “change of control” of our company, as defined in the employment agreement, Mr. Husband will receive a bonus ranging from $25,000 to $62,500, based on the value of the transaction. In addition, any options that were granted to Mr. Husband that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Husband’s employment is terminated as a result of a change of control, we will be required to pay him his base salary and benefits for a nine-month period following the date of termination plus any earned bonus through the date of termination.

     Steven R. Francis

     Effective January 1, 2004 we entered into a new employment agreement with Mr. Francis. The agreement has an initial term through December 31, 2004, and automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Francis to serve as Vice President – Dealer Sales for a base salary of $135,000 per annum. In the event of a “change of control” of our company, as defined in the agreement, any options that were granted to Mr. Francis that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Francis’ employment is terminated as a result of a change of control, we will be required to pay Mr. Francis his base salary and benefits for the remaining term of the agreement plus any earned bonus through the date of termination.

     The agreement provides for Mr. Francis to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment “for cause,” as defined the agreement. If we terminate the employment of Mr. Francis, or if his employment is terminated by reason of disability, we will pay Mr. Francis his base salary and benefits for a nine-month period. In addition, any vested options held by Mr. Francis as of the date of termination will remain outstanding through the 120-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.

     Each employment agreement described above provides that the executive will be eligible to receive discretionary bonuses in amounts determined by our Board of Directors. In addition, each employment agreement generally requires us to

•	reimburse each executive for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and their duties under their respective employment agreements; and

•	provide such other fringe benefits that we make generally available to all of our employees on a non-discriminatory basis.

     Each employment agreement also contains provisions that prohibit the executive from

•	competing with us for a period of 12 months after the termination of the executive’s employment with our company,

•	taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us, and

•	making unauthorized use or disclosure of our trade names, fictitious names, or confidential information.

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

401(k) Profit Sharing Plan

     In April 1994, we adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, we may make matching and discretionary contributions in such amounts as may be determined by our Board of Directors. During fiscal 2003, we expensed matching contributions pursuant to the 401(k) Plan to all executive officers as a group in the amount of $3,000.

1994 Stock Option Plan

     Our Stock Option Plan was adopted by our Board of Directors in 1994 and was approved by the stockholders in July 1995. Our Board of Directors amended and restated the plan, and our stockholders approved the amended and restated plan, in 1996. Our Board of Directors further amended the plan in October 1997. Those amendments did not require stockholder approval. Our Board of Directors further amended the plan in April 2000, and our stockholders approved the amendment during June 2000. Our Board of Directors further amended the plan in May 2002, and our stockholders approved the amendment in July 2002. The 1994 plan provides for

•	the granting of incentive stock options or nonqualified options to acquire our common stock;

•	the granting of stock appreciation rights;

•	the direct granting of shares of our common stock; and

•	the granting of other cash awards to key employees of our company and to consultants or independent contractors who provide valuable services to us.

The plan also provides for automatic grants of stock options to non-employee directors of our company under an automatic program.

     We may issue 1,600,000 shares of Common Stock under the 1994 Plan. If any option or award terminates or expires without having been exercised in full, stock not issued under such award will again be available for the purposes of the plan. As of March 5, 2004, 249,875 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 855,625 shares of our common stock under the plan. As of March 5, 2004, an additional 494,500 shares of common stock were available for grant under the plan. The term of the 1994 Plan will continue through December 2004. We may not grant additional awards under the 1994 Plan unless granted before the termination of the 1994 Plan. Any awards outstanding on that date will not be terminated or otherwise affected by virtue of the expiration of the 1994 Plan. In approving the 2003 Plan discussed below, the Board considered that the remaining shares available under the 1994 Plan would be canceled in favor of the new shares available under the 2003 Plan.

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

     Under the automatic program, each newly elected non-employee member of our Board of Directors will receive an automatic initial grant of options to acquire 5,000 shares of common stock on the date of his or her first appointment or election to our Board of Directors. In addition, options to acquire 5,000 shares of common stock will be automatically granted to each non-employee director at the meeting of our Board of Directors held immediately after each annual meeting of stockholders. A non-employee member of our Board of Directors will not be eligible to receive the automatic annual grant if that option grant date is within 90 days of such non-employee member receiving his or her automatic initial grant.

     To exercise an option, the option holder will be required to deliver to us full payment of the exercise price for the shares as to which the option is being exercised. Generally, options may be exercised by delivery of cash, bank cashier’s check, or shares of our common stock.

2003 Incentive Compensation Plan

     Our Board of Directors approved the Vodavi 2003 Incentive Compensation Plan in August 2003, and our stockholders approved the 2003 Plan during October 2003.

     The purpose of the 2003 Plan is to assist us in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

General Terms of the 2003 Plan; Shares Available for Issuance

     The 2003 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company. The 2003 Plan authorizes the issuance of 600,000 shares of stock, and no more than 500,000 shares may be issued pursuant to incentive stock options. As of March 5, 2004, no shares of common stock have been issued upon exercise of options granted under the 2003 plan, and there were outstanding options to acquire 38,750 shares of our common stock under the 2003 plan. As of March 5, 2004, an additional 561,250 shares of common stock were available for grant under the 2003 plan. The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 200,000. If any award previously granted under the 2003 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2003 Plan. If any change is made in the stock subject to the 2003 Plan, or subject to any award granted under the 2003 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2003 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price grant price, or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Committee determines appropriate.

     The 2003 Plan provides that it is not intended to be the exclusive means by which we may issue options to acquire our common stock or any other type of award. To the extent permitted by applicable law and the rules and regulations of the NASDAQ SmallCap Market, we may issue other options, warrants, or awards other than pursuant to the 2003 Plan without stockholder approval.

Eligibility and Administration

     Employees, executive officers, directors, and independent contractors of our company will be eligible to receive awards under the 2003 Plan. Options that are incentive stock options may be granted only to employees of our company.

     A committee designated by the Board of Directors will administer the 2003 Plan, however, the Board may exercise any power or authority granted to the committee under the 2003 Plan. The Board may designate more than one committee to administer the 2003 Plan as to various categories of eligible persons. The committee will consist of at least two directors, and each member of which will be (a) a “non-employee director” within the meaning of

Rule 16b-3 under the Exchange Act, unless administration of the 2003 Plan by “non-employee directors” is not then required in order for exemptions under Rule 16b-3 to apply to transactions under the 2003 Plan, and (b) an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, unless administration of the 2003 Plan by “outside directors” is not then required in order to qualify for tax deductibility under Section 162(m) of the Internal Revenue Code. The Board and/or any committee that has been delegated the authority to administer the 2003 Plan is referred to as the “Plan Administrator.” Where appropriate, the Plan Administrator will satisfy the then requirements of any stock exchange or automated quotation system upon which our stock is listed or quoted.

     The Plan Administrator will have the authority, in its discretion, to determine all matters relating to awards, including the selection of the individuals to be granted awards, the type of awards, the number of shares of common stock subject to an award, vesting conditions, and any and all other terms, conditions, restrictions, and limitations, if any, of an award. The Plan Administrator will also have the authority to construe and interpret the 2003 Plan, and to make all decisions and determinations as the Plan Administrator may deem necessary or advisable for administration of the 2003 Plan. The Plan Administrator may delegate to officers or managers of our company certain functions, in each case to the extent permitted by the Board, under the 2003 Plan, and applicable law.

Terms of Awards

     General

     Awards granted under the 2003 Plan may be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other award or any award granted under another plan of our company. Such additional, tandem, and substitute or exchange award may be granted at any time. The term of each award will be for such period as may be determined by the Plan Administrator, provided that in no event will the term of any option or stock appreciation right exceed a period of 10 years, or such shorter period as may be required in the case of an incentive stock option.

     Options

     Options granted under the 2003 Plan may be either incentive stock options, as defined under the Internal Revenue Code, or nonqualified options. The expiration date, maximum number of shares purchasable, vesting provisions, type of consideration to be paid upon exercise, and any other provisions of options granted under the 2003 Plan will be established at the time of grant. The Plan Administrator will set the term of each option, and in the case of incentive stock options, such terms will be subject to compliance in all respects with the Internal Revenue Code and the 2003 Plan. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the Plan Administrator, including based on achievement of performance goals or future service requirements.

     The exercise prices of options will be determined by the Plan Administrator, provided that the exercise price of all options granted under the 2003 Plan may not be less than 100% of the fair market value of the common stock on the date of the grant (110% of the fair market value if the option intended to be an incentive stock options granted to a stockholder who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of our company or of its subsidiaries).

     The Plan Administrator will also have the discretion to grant options that are immediately exercisable for restricted shares of stock that will vest over a period of time or pursuant to certain performance criteria established by the Plan Administrator. Should the optionee’s continuous service cease while holding such unvested shares, we will have the right to repurchase, at the exercise price paid per share, any or all of the unvested shares. The terms upon which such repurchase right will be exercisable will be established by the Plan Administrator and set forth in the document evidencing such repurchase right.

     Stock Appreciation Rights

     The Plan Administrator is authorized to grant stock appreciation rights, which provide the holder the right to receive, upon exercise thereof, the excess of (a) the fair market value of one share of stock on the date of exercise, over (b) the grant price of the stock appreciation right as determined by the Plan Administrator. The grant price of a stock appreciation right will not be less than the fair market value of a share of stock on the date of grant, except under limited circumstances set forth in the 2003 Plan. The Plan Administrator will determine at the date of grant the terms and conditions of the stock appreciation right, including the form of consideration payable in settlement. Stock appreciation rights may be either freestanding or granted in tandem with other awards. The Plan Administrator may grant “limited stock appreciation rights,” which may be exercised only in the event of a “change of control,” as defined in the 2003 Plan.

     Restricted Stock

     The Plan Administrator is authorized to grant shares of restricted stock, which will be subject to such restrictions on transferability, risk of forfeiture, and other restrictions as the Plan Administrator will determine or as otherwise provided in the 2003 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances, in such installments, or otherwise, as the Plan Administrator may determine at the date of grant or thereafter. A holder granted restricted stock will have all of the rights of a stockholder, including the right to vote and receive dividends. During the applicable restricted period, the shares may not be sold, transferred, pledged, hypothecated, margined, or otherwise encumbered by the holder.

     Except as otherwise determined by the Plan Administrator at the time of the award, upon termination of a participant’s service during the applicable restricted period, the participant’s restricted stock that is at that time subject to restrictions will be forfeited and reacquired by us, provided that the Plan Administrator may provide or determine that restrictions or forfeiture conditions will be waived in whole or in part in the event of terminations resulting from specified causes, and the Plan Administrator may in other cases waive in whole or in part the forfeiture of restricted stock.

     As a condition to the grant of an award of restricted stock, the Plan Administrator may require that any cash dividends paid on a share of restricted stock be automatically reinvested in additional shares of restricted stock or applied to the purchase of additional awards under the 2003 Plan, which will be subject to restrictions and a risk of forfeiture to the same extent as the restricted stock with respect to which such stock or other property has been distributed.

     Bonus Stock and Awards in Lieu of Obligations

     The Plan Administrator is authorized to grant stock as a bonus, or to grant stock or other awards in lieu of company obligations to pay cash or deliver other property under the 2003 Plan or under other plans or compensatory arrangements, subject to certain exceptions in the case of participants subject to Section 16 of the Exchange Act or other terms as determined by the Plan Administrator.

     Other Stock-Based Awards

     The Plan Administrator is authorized to grant participants such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on stock as deemed by the Plan Administrator to be consistent with the purposes of the 2003 Plan. Such awards may be convertible or exchangeable debt securities, other rights convertible or exchangeable into stock, purchase rights for stock, awards with value and payment contingent upon performance of our company or any other factors designated by the Plan Administrator. The Plan Administrator will determine the terms and conditions of such awards, including the nature of the right, consideration to be paid upon exercise, vesting conditions, repurchase rights for unvested shares, and the like. Cash awards, as an element of or supplement to any other award under the 2003 Plan, may also be granted under the 2003 Plan.

Automatic Grant Program

     The 2003 Plan includes an automatic grant program that automatically grants options to our non-employee directors. The automatic grant program under the 2003 Plan will begin upon the earlier of (a) the expiration of the 1994 Plan, (b) the date upon which there are no shares available for grant under the 1994 Plan, or (c) the date upon which we voluntarily terminate the 1994 Plan. Under the automatic grant program, each newly elected non-employee member of the Board will receive an option to purchase 5,000 shares of common stock, if available, on the date of his or her first appointment or election to the board of directors. In addition, an option to acquire 5,000 shares of common stock, if available, will be granted to each non-employee director at the meeting of the board of directors held immediately after each annual meeting of stockholders. A non-employee member of the board of directors will not be eligible to receive this annual grant if the grant date of such annual grant would be within 90 days of the date on which the non-employee member received his or her initial grant. Each initial grant will vest and become exercisable immediately on the date of grant.

     The exercise price per share of common stock subject to automatic options granted under the 2003 Plan will be equal to 100% of the fair market value of our common stock on the date such option is granted. Each automatic option will expire on the tenth anniversary of the date of grant. In the event the non-employee director ceases to serve as a member of the board of directors, the option holder may exercise the automatic options until the earlier of (1) 90 days after the cessation of service, or (2) the expiration of the term of the automatic option. If the non-employee director dies while serving as a director or within 90 days after ceasing to serve as a director, the option holder’s estate or the persons to whom the automatic options are transferred under the option holder’s will or the laws of descent and distribution may exercise the automatic options until the earlier of (a) 90 days after the cessation of service, or (b) the expiration of the term of the automatic option.

Other Provisions

     In the event of a proposed sale of all or substantially all of our assets or any reorganization, merger, consolidation, or other form of corporate transaction in which our company does not survive, or in which shares of stock are exchanged for or converted into securities issued by another entity, then the successor or acquiring entity may, with the consent of the committee or the Board, assume each outstanding option or substitute an equivalent option or right. If the successor or acquiring entity does not assume or substitute such options, then (a) each option will terminate upon consummation of sale, merger, consolidation, or other corporate transaction, and (b) the committee will have the discretion and authority exercisable at any time to provide for the automatic acceleration of vesting or exercisability of one or more awards granted by it under the 2003 Plan.

Duration and Modification

     The Plan will terminate at such time as no shares of stock remain available for issuance under the 2003 Plan and we have no further rights or obligations with respect to outstanding awards under the 2003 Plan. The Board may amend, alter, suspend, discontinue, or terminate the 2003 Plan without the consent of stockholders, except that any amendment or alteration to the 2003 Plan will be subject to stockholder approval no later than the next annual meeting following such Board action if required by applicable law or the rules or any applicable stock exchange or quotation system on which the stock may then be listed or quoted. In addition, without the consent of an affected participant, the Board may not amend or alter the 2003 Plan to affect the rights of any participant under any previously granted and outstanding award.

     Despite the foregoing, the Board of Directors, in its sole discretion, may bifurcate the 2003 Plan so as to restrict, limit, or condition the use of any provision of the 2003 Plan to participants who are officers, directors, or stockholders subject to Section 16 of the Exchange Act without so restricting, limiting, or conditioning the 2003 Plan with respect to other participants.

Director Compensation and Other Information

     Employees of our company do not receive compensation for serving as members of our Board of Directors. Each independent director receives a quarterly retainer fee of $3,750 payable on the first day of each quarter. Each independent director also receives a $500 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending meetings of our Board of Directors, except that Mr. Hinz receives no cash compensation for meetings attended. Mr. Hinz, the Chairman of our Board of Directors is compensated as pursuant to an employment agreement. See Item 11, “Executive Compensation – Employment Agreements.” During March 2003, we granted Mr. Hinz options to purchase 15,000 shares of our common stock. Committee members other than Mr. Hinz receive a $500 fee for attendance at committee meetings that are held on days other than days on which a Board of Directors’ meeting is held. Non-employees who serve as directors of our company also receive an annual automatic stock option grant to purchase 5,000 shares of stock under our 2003 Incentive Compensation Plan. Each automatic grant under the 2003 Plan shall vest and become exercisable on the earlier of (1) the first anniversary of the date of grant, or (2) the day prior to the next regularly held annual meeting of our stockholders.

Compensation Committee Interlocks and Insider Participation

     Performance evaluation and compensation decisions relating to 2003 were made by the Compensation Committee of our Board of Directors, which consisted of Messrs. Mitchell, Hinz, and Pakis. Except for our employment agreement with Mr. Hinz, which was effective during fiscal 2003, none of such persons had any contractual or other relationships with us during fiscal 2003 except as directors. See Item 11, “Executive Compensation — Director Compensation and Other Information.” In February 2004, Mr. Hinz’s position on the Compensation Committee was replaced with the appointment of Mr. McConnell. Our Compensation Committee is now composed entirely of independent directors.

Limitation of Directors’ Liability and Indemnification

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

•	for any breach of the director’s duty of loyalty to our company or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	in respect of certain unlawful dividend payments or stock purchases; or

•	for any transaction from which the director derived an improper personal benefit.

     The effect of this provision in our certificate of incorporation is to eliminate the rights of our company and our stockholders (through stockholders’ derivative suits on behalf of our company) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described above. In addition, our certificate of incorporation provides that any repeal or modification of this provision by our stockholders will not adversely affect any right or protection of a director of our company existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification. These provisions do not limit or eliminate the rights of our company or any stockholder to seek non-monetary relief such as an injunction or recision in the event of a breach of a directors’ duty of care.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2003 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under Item 11, “Executive Compensation;” (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

	Number of
Name and Address of Beneficial Owner (1)	Shares (2)		Percent (2)
Directors and Executive Officers:
William J. Hinz	60,000	(3)	1.6%
Gregory K. Roeper	224,475	(4)	5.9%
David A. Husband	54,850	(5)	1.5%
Stephen L. Borcich	48,750	(6)	1.3%
Steven R. Francis	118,750	(7)	3.3%
Jack A. Henry	10,900	(8)	*
Jong Hwa Choi	5,000	(9)	*
Stephen A McConnell	38,900	(10)	1.1%
Emmett E. Mitchell	15,300	(11)	*
Frederick M. Pakis	10,000	(12)	*
Paul D. Sonkin	453,176	(13)	12.6%
All directors and officers as a group (11 persons)	1,036,801		25.6%
Non-management 5% Stockholders:
LG Electronics, Inc.	862,500	(14)	23.9%
Hummingbird Management, LLC	448,176	(13)	12.5%

*	Less than 1%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona 85034.

(2)	The percentages shown are calculated based upon 3,610,464 shares of our common stock outstanding on December 31, 2003. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of December 31, 2003. In calculating ownership percentage, all shares of common stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of December 31, 2003 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder. Percentages may be rounded. Includes, when applicable, shares owned of record by such person’s children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.

(3)	Includes 60,000 shares of common stock issuable upon exercise of options, but excludes 15,000 shares of common stock issuable upon exercise of unvested stock options.

(4)	Includes 10,725 shares of common stock and 213,750 shares of common stock issuable upon exercise of options, but excludes 43,750 shares of common stock issuable upon exercise of unvested stock options.

(5)	Includes 19,850 shares of common stock and 35,000 shares of common stock issuable upon exercise of options, but excludes 56,250 shares of common stock issuable upon exercise of unvested stock options.

(6)	Includes 48,750 shares of common stock issuable upon exercise of options, but excludes 11,250 shares of common stock issuable upon exercise of unvested stock options.

(7)	Includes 100,000 shares of common stock and 18,750 shares of common stock issuable upon the exercise of stock options, but excludes 56,250 shares of common stock issuable upon exercise of unvested stock options.

(8)	Includes 900 shares of common stock and 10,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(9)	Includes 5,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(10)	Includes 13,900 shares of common stock and 25,000 shares issuable upon exercise of options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(11)	Includes 3,300 shares of common stock and 12,000 shares issuable upon exercise of options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(12)	Includes 10,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(13)	Mr. Sonkin is a control person of Humingbird Management, LLC. Amounts listed for Hummingbird represent 448,176 shares of common stock beneficially owned by Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC), as investment manager to The Hummingbird Value Fund, L.P. The managing member of Hummingbird Management is Paul D. Sonkin, who also serves as the managing member of HVF Capital, the general partner of The Hummingbird Value Fund and The Hummingbird Microcap Value Fund. Hummingbird Management has sole voting and dispositive power over the shares, and Hummingbird Management disclaims any economic interest or beneficial ownership of the shares. The address of Hummingbird Management, LLC is 153 East 53rd Street, New York, New York 10022. In addition to the amounts listed for Hummingbird Management, Mr. Sonkin’s beneficial ownership, for which Mr. Sonkin has sole voting and dispositive power, includes 5,000 shares of common stock and such amount is not included in the beneficial ownership of Hummingbird Management.

(14)	Represents shares of common stock beneficially owned by LG Electronics Inc. LGE has sole voting power and sole dispositive power over such shares. LGE acquired the shares of our common stock in connection with the merger of its minority owned subsidiary, LGIC, with and into LGE during September 2000. The address of LGE is LG Twin Towers, 20 Yoido-dong, Youngdungpo-gu, Seoul 150-721, Korea.

Equity Compensation Plan Information

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1994 Stock Option Plan and our 2003 Incentive Compensation Plan as of December 31, 2003.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights	Warrants, and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders	863,125	$2.46	1,094,500
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	863,125	$2.46	1,094,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LG Electronics Inc., our principal supplier, owns approximately 24% of our outstanding common stock. Kyeong Woo Lee, a director of our company from January 2002 until February 2003 and Jong Hwa Choi, a director of our company since February 2003, are officers of LGE or its affiliates. We purchased approximately $21.1 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2003. We believe that the purchases from LGE and its affiliate approximate terms that would be offered by non-related parties. We owed LGE and its affiliate approximately $4.2 million for product purchases as of December 31, 2003.

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

     In July 2001, we entered into a development agreement with LGE under which we developed for LGE certain advanced voice messaging technologies. We recorded revenue of $24,000 in 2003, $183,500 in 2002 and $210,000 in 2001 for work performed under the development agreement using the percentage of completion method. As of December 31, 2003, LGE had paid us $417,500 pursuant to the agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     We engaged Deloitte & Touche LLP as our independent public accountants during the fiscal year ended December 31, 2002, and engaged Mayer Hoffman McCann P.C. as our new independent public accountants for the fiscal year ended December 31, 2003. Aggregate fees billed to our company for the fiscal years ended December 31, 2002 and 2003 by our principal accounting firm are as follows:

	2002	2003
Audit Fees (1)	$123,150	$74,500
Audit-Related Fees (2)	$10,000	$15,650
Tax Fees (3)	$18,571	$16,255
All Other Fees	$—	$—

(1)	Represents fees associated with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, and related consents.

(2)	Represents fees associated with the audit of our 401(k) benefit plan in each of the years presented, and fees and expenses in 2003 associated with the transition of our principal accounting firm from Deloitte & Touche LLP to Mayer Hoffman McCann P.C. in 2003.

(3)	Represents fees associated with the preparation of our corporate, federal and state income tax returns and assistance with our quarterly estimated tax payments.

Audit Committee Pre-Approval Policies

     The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

     To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent audit to management.

     Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

     All of the services provided by our principal accounting firm described above under the captions “Audit-Related Fees” and “Tax Fees” were approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-3 of this report.

(b)	Reports on Form 8-K.

     On October 30, 2003, the Registrant filed a Form 8-K reporting the financial results of its third quarter of fiscal 2003.

(c)	Exhibits

Exhibit
Number	Exhibit
3.1	Amended Certificate of Incorporation of the Registrant (l)

3.2	Amended and Restated Bylaws of the Registrant (l)

4.1	Form of Certificate representing shares of Common Stock, par value $.001 per share (1)

10.13	A Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)

10.19	OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc. (3)

10.23	Amended and Restated Credit Agreement dated as of April 11, 1994 between Vodavi Communications Systems, Inc. and General Electric Capital Corporation, as Amended and Restated as of June 11, 1997 (2)

10.24	First Amendment to Stock Pledge and Security Agreement dated as of June 11, 1997, between Vodavi Technology, Inc. and General Electric Capital Corporation (2)

10.25	Security Agreement dated as of June 11, 1997 between Enhanced Systems, Inc. and General Electric Capital Corporation (2)

10.28	Trademark Security Agreement, dated as of June 11, 1997, by and between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (2)

10.29	Trademark Security Agreement dated as of June 11, 1997, by and between Enhanced Systems, Inc. and General Electric Capital Corporation (2)

10.35	Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (4)

10.36	License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc. (4)

10.37	Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc. (4)

10.38	Fourth Amendment to Credit Agreement between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (5)

10.40	Employment Agreement dated October 1, 1999, between William J. Hinz and Vodavi Technology, Inc. (6)

10.42	Second Amendment to Amended and Restated Credit Agreement dated October 31, 1999, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (6)

10.43	Third Amendment to Amended and Restated Credit Agreement dated October 9, 2000, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (7)

10.44	Waiver and Amendment of Credit Agreement dated May 11, 2001, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (8)

10.47	Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (9)

Exhibit
Number	Exhibit
10.49	Second Amended and Restated 1994 Stock Option Plan (amended through May 13, 2002) (10)

10.50	Fourth Amendment to Amended and Restated Credit Agreement dated March 4, 2002, between Vodavi Communications Systems, Inc. and General Electric Capital Corporation (11)

10.51	Employment Agreement, effective January 1, 2003, between David A. Husband and Vodavi Technology, Inc. (11)

10.52	Employment Agreement, effective October 1, 2002 between Gregory K. Roeper and Vodavi Technology, Inc. (11)

10.53	Credit Agreement dated as of April 10, 2003 by and between Vodavi Communication Systems, Inc. and Comerica Bank — California (12)

10.54	Vodavi Technology, Inc. 2003 Incentive Compensation Plan

10.55	Employment Agreement, effective October 1, 2003, between Gregory K. Roeper and Vodavi Technology, Inc.

10.56	Employment Agreement, effective January 1, 2004, between David A. Husband and Vodavi Technology, Inc.

10.57	Employment Agreement, effective January 1, 2004, between Steven R. Francis and Vodavi Technology, Inc.

21	List of Subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C.

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 12, 1999.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 27, 2000.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed on May 15, 2001.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.

(10)	Incorporated by reference to Registration Statement on Form S-8 (No. 333-98819) as filed by the Registrant on August 27, 2002.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed on March 31, 2003.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on April 29, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VODAVI TECHNOLOGY, INC.

Date: March 5, 2004	By:	/s/ Gregory K. Roeper

Gregory K. Roeper
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ William J. Hinz William J. Hinz	Chairman of the Board	March 5, 2004

/s/ Gregory K. Roeper Gregory K. Roeper	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2004

/s/ David A. Husband David A. Husband	Vice President — Finance, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 5, 2004

/s/ Jack A. Henry Jack A. Henry	Director	March 5, 2004

/s/ Jong Hwa Choi Jong Hwa Choi	Director	March 5, 2004

/s/ Stephen A McConnell Stephen A McConnell	Director	March 5, 2004

/s/ Emmett E. Mitchell Emmett E. Mitchell	Director	March 5, 2004

/s/ Frederick M. Pakis Frederick M. Pakis	Director	March 5, 2004

/s/ Paul D. Sonkin Paul D. Sonkin	Director	March 5, 2004

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedule

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Vodavi Technology, Inc.

We have audited the accompanying consolidated balance sheet of Vodavi Technology, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2002, and for each of the two years in the period ended December 31, 2002, were audited by other auditors whose report dated February 14, 2003, expressed an unqualified opinion on those statements

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
February 9, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Vodavi Technology, Inc.

We have audited the accompanying consolidated balance sheets of Vodavi Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s consolidated financial statements for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 2, 2001.

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

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 14, 2003

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
In thousands except share and per share amounts

	December 31,
	2003	2002
Assets
Current Assets
Cash	$2,924	$1,141
Accounts receivable, net of reserves for doubtful accounts and sales returns of $345 in 2003 and $422 in 2002	6,988	6,671
Inventories	5,115	5,550
Income tax receivable	—	300
Deferred income taxes	445	436
Prepaid expenses and other	768	731

Total current assets	16,240	14,829
Property and equipment, net	1,453	1,631
Goodwill	725	725
Deferred Income Taxes	34	160
Other Long-Term Assets, net	71	43

	$18,523	$17,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,031	$1,250
Accrued liabilities	1,568	987
Accrued rebates	627	564
Accounts payable to stockholder	4,208	3,965
Current maturities of long-term debt	200	—

Total current liabilities	7,634	6,766
Long-Term Debt, net of current maturities	700	—
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,929,164 and 4,668,488 shares issued at December 31, 2003 and 2002, respectively	4	5
Additional paid-in capital	11,800	13,503
Accumulated deficit	(856)	(2,127)
Treasury stock, at cost; 318,700 shares at December 31, 2003 and 2002	(759)	(759)

	10,189	10,622

	$18,523	$17,388

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
In thousands except per share amounts

	Years Ended December 31,
	2003	2002	2001
Revenue, net	$41,270	$37,328	$34,153
Cost of Goods Sold	26,985	23,879	22,983

Gross Margin	14,285	13,449	11,170
Operating Expenses:
Engineering and product development	2,071	2,333	1,998
Selling, general and administrative	10,011	9,831	11,185

	12,082	12,164	13,183

Operating Income (Loss)	2,203	1,285	(2,013)
Interest Expense	128	97	406

Income (Loss) Before Income Taxes and Change in Accounting Principle	2,075	1,188	(2,419)
Provision for (Benefit from) Income Taxes	804	471	(863)

Income (Loss) Before Change in Accounting Principle	1,271	717	(1,556)
Change in Accounting Principle, net of taxes	—	(1,263)	—

Net Income (Loss)	$1,271	$(546)	$(1,556)

Basic earnings per share:
Income (loss) before change in accounting principle	$0.33	$0.16	$(0.37)
Change in accounting principle	—	(0.29)	—

Net Income (Loss)	$0.33	$(0.13)	$(0.37)

Diluted earnings per share:
Income (loss) before change in accounting principle	$0.30	$0.16	$(0.37)
Change in accounting principle	—	(0.29)	—

Net Income (Loss)	$0.30	$(0.13)	$(0.37)

Weighted Average Shares Outstanding:
Basic	3,906	4,331	4,235

Diluted	4,170	4,428	4,235

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of
Changes in Stockholders’ Equity
In thousands except share amounts

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares Issued	Amount	Capital	Deficit	Shares	Value	Total
Balance, December 31, 2000	4,553,488	$5	$13,363	$(25)	(318,700)	$(759)	$12,584
Net loss	—	—	—	(1,556)	—	—	(1,556)

Balance, December 31, 2001	4,553,488	5	13,363	(1,581)	(318,700)	(759)	11,028
Net loss	—	—	—	(546)	—	—	(546)
Common stock issued	115,000	—	150	—	—	—	150
Tax effect of expired warrants	—	—	(10)	—	—	—	(10)

Balance, December 31, 2002	4,668,488	5	13,503	(2,127)	(318,700)	(759)	10,622
Net Income	—	—	—	1,271	—	—	1,271
Stock Repurchase	(829,199)	(1)	(2,062)	—	—	—	(2,063)
Options Exercised	89,875	—	218	—	—	—	218
Tax Benefit Exercised	—	—	136	—	—	—	136
Shareholder Contribution	—	—	5	—	—	—	5

Balance, December 31, 2003	3,929,164	$4	$11,800	$(856)	(318,700)	$(759)	$10,189

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
In thousands

	Years ended December 31,
	2003	2002	2001
Cash flows from Operating Activities:
Net income (loss)	$1,271	$(546)	$(1,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	467	635	988
Change in accounting principle	—	1,263	—
Tax benefit on stock option exercises	136	—	—
Provision for doubtful accounts and sales returns	146	256	839
Deferred taxes	117	397	16
Changes in working capital:
Accounts receivable	(463)	69	3,962
Inventories	435	(199)	1,376
Income tax receivable	300	539	(839)
Prepaid expenses and other	(37)	(148)	296
Other long-term assets	(47)	3	(6)
Accounts payable	(219)	(204)	80
Accounts payable to stockholder	243	2,981	(1,398)
Accrued liabilities and accrued rebates	644	(543)	(144)

Net cash provided by operating activities	2,993	4,503	3,614

Cash flows from Investing Activities:
Cash paid to acquire property and equipment	(270)	(485)	(172)
Cash paid to acquire DataSpeak Systems, Inc.	—	(624)	—

Net cash used in investing activities	(270)	(1,109)	(172)

Cash Flows from Financing Activities:
Payments on revolving credit facility, net	—	(2,593)	(3,666)
Borrowings on term loan	1,000	—	—
Repayments on term loan	(100)	—	—
Purchase of common stock	(2,063)	—	—
Stock options exercised	218	—	—
Shareholder contribution	5	—	—

Net cash used in financing activities	(940)	(2,593)	(3,666)

Change in Cash	1,783	801	(224)
Cash, beginning of period	1,141	340	564

Cash , end of period	$2,924	$1,141	$340

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

The Company currently obtains most of its products from manufacturers located in South Korea and Thailand. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. The Company does not own most of the equipment, tools and molds used in the manufacturing process and has only limited control over the manufacturing of its products. A majority of these purchases are made from a stockholder (see Note 8).

b. Concentrations

Sales to the Company’s largest distributor, Graybar Electric Company, Inc., accounted for 27% of total revenues during each of 2003, 2002 and 2001. During the same periods, sales to the Company’s second largest distributor accounted for an additional 14%, 12%, and 9% of total revenues, respectively. Accounts receivable from the two largest distributors comprise 51% and 43% of total accounts receivable as of December 31, 2003 and 2002, respectively. No other customers accounted for more than 10% of the Company’s revenues.

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in bank accounts. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of $100,000 are exposed to loss in the event of nonperformance by the institution. At times during the year, the Company has had cash deposits in excess of the FDIC insurance coverage.

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

d. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

e. Inventories

Inventories consist of purchased finished products from a stockholder and other third-party manufacturers and are stated at the lower of cost (first-in, first-out method) or market. The Company’s assessment of market value is determined by, among other things, historical and forecasted sales activity, the condition of specific inventory items, and competitive pricing considerations. When the assessed market value is less than the historical cost, provision is made in the financial statements to reduce the carrying amount of the respective inventory items to market value.

The Company generally takes title to inventory upon shipment from the manufacturer for international purchases and upon receipt for domestic purchases.

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

Property and equipment and the related useful lives consist of the following as of December 31, 2003 and 2002, respectively.

	Useful Life
Type of Asset	In Years	2003	2002
		($000)	($000)
Office and computer equipment	5	$3,027	$2,975
Furniture and fixtures	10	579	570
Tooling and manufacturing equipment	5-8	1,879	1,670

		5,485	5,215
Less – accumulated depreciation		(4,032)	(3,584)

		$1,453	$1,631

Depreciation expense was $448,000, $485,000, and $627,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

g. Goodwill

Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. In 2001, goodwill was being amortized on the straight-line method over 20 years. Amortization expense was $134,000 for the year ended December 31, 2001. On January 1, 2002, the Company changed its method of accounting for goodwill. See note below.

h. Other Long-Term Assets

Other long-term assets consists principally of bank commitment fees, the cash surrender value of key man life insurance, and acquired licensing rights, including a licensing agreement the Company entered into in 1999 to acquire the licensing and manufacturing rights to certain voice mail products for $500,000. This agreement was being amortized utilizing a useful life of three years. Amortization expense related to this asset was $0, $125,000 and $167,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2002, all licensing-related assets were fully amortized. Amortization of bank commitment fees is recognized as a component of interest expense and totaled $19,000, $0 and $0 in 2003, 2002 and 2001 respectively.

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

j Change in Accounting Principle and Recent Accounting Pronouncements

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

The Company had determined that upon adoption of these Statements on January 1, 2002, the entire $1.6 million carrying amount of the goodwill as of that date was impaired. This determination was based principally on the total market value of the Company’s issued and outstanding common stock on January 1, 2002 of $5.5 million compared to the Company’s book value on December 31, 2001 of $11.0 million. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

The following table sets forth, for the periods presented, pro forma net income (loss) as if we had adopted SFAS Nos. 141 and 142 from the earliest period presented: ($000’s except per share amounts)

	Year Ended December 31,
	2003		2002		2001
	Amount	EPS	Amount	EPS	Amount	EPS
Income (loss) before change in accounting principle, as reported	$1,271	$0.30	$717	$0.16	$(1,556)	$(0.37)
Add back goodwill amortization, net of taxes	—	—	—	—	100	0.02

Adjusted net income (loss)	$1,271	$0.30	$717	$0.16	$(1,456)	$(0.35)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. This Interpretation was subsequently revised by FIN 46 (revised 2003) (“FIN 46(R)”) issued in December 2003. This Interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years beginning after December 15, 2003 for newly created variable interest entities and for all other variable interest entities for periods ending after December 31, 2004. The Company does not believe that adoption of FIN 46® will have any effect on its financial statements.

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

l. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Additionally, revenues from software sales were recognized when delivery had occurred, the license fee was fixed and determinable, collectibility was reasonably assured and evidence of an arrangement existed. Software maintenance and support revenues were recognized ratably over the term of the contract, generally twelve months. Revenues from professional services for customization of software are generally recognized under two methods, depending on contractual terms. Under the time and materials method, revenue is based on a fee-per-hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project. Revenues are recorded net of discounts, allowances for sales returns, and volume rebates.

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

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2003, 2002, and 2001, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Risk free interest rate	3.05%	3.05%	5.03%
Expected dividends	None	None	None
Expected lives in years	5.0	5.0	5.0
Expected volatility	76.1%	76.1%	79.0%

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

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income (loss):
As reported	$1,271	$(546)	$(1,556)
Fair Value of options granted, net of taxes	(105)	(131)	(126)

Pro forma	$1,166	$(677)	$(1,682)

Earnings (loss) per share:
As reported – basic	$0.33	$(0.13)	$(0.37)
As reported – diluted	$0.30	$(0.13)	$(0.37)
Pro forma – basic	$0.30	$(0.16)	$(0.40)
Pro forma – diluted	$0.28	$(0.16)	$(0.40)

o. Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, the Company displays basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding.

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	2003	2002	2001
	(In thousands, except per share data)
Income (loss) before change in accounting principal	$1,271	$717	$(1,556)
Change in accounting principal	—	(1,263)	—

Net income (loss)	$1,271	$(546)	$(1,556)

Weighted average common shares for basic earnings per share	3,906	4,331	4,235
Effect of dilutive stock options(1)	264	97	—

Weighted average common shares for diluted earnings per share	4,170	4,428	4,235

Basic earnings per share:
Income (loss) before change in accounting principle	$0.33	$0.16	$(0.37)
Change in accounting principle	—	(0.29)	—

Net income (loss)	$0.33	$(0.13)	$0.37)

Diluted earnings per share:
Income (loss) before change in accounting principle	$0.30	$0.16	$(0.37)
Change in accounting principle	—	(0.29)	—

Net income (loss)	$0.30	$(0.13)	$(0.37)

(1) Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 243,000, 625,000, and 646,500 shares had an exercise price greater than the average market price during the years ended December 31, 2003, 2002, and 2001, respectively, and therefore did not enter into the earnings per share calculation.

p. Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, payable to related parties, and accrued liabilities approximate fair values due to the short-term maturities of these instruments. As the revolving credit facility and term loan bear a variable interest rate based on the prime rate, the carrying value approximates fair value.

q. Segments

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

r. Reclassifications

Certain reclassifications have been made to the financial statements for the years ended December 31, 2002 and 2001 to conform to the current year’s presentation.

2.	Acquisitions

On March 4, 2002, the Company, through its wholly owned subsidiary Vodavi Direct, Inc., acquired substantially all of the assets and assumed certain liabilities of DataSpeak Systems, Inc., an Arizona-based dealer of the Company’s products. Under the terms of the purchase agreement, the Company paid cash of $624,000 and issued 100,000 shares of restricted common stock valued at $135,000 based on the closing price of the Company’s common stock on the date of the acquisition. The purchase price was allocated as follows (in thousands):

Inventory	$20
Prepaid assets	9
Property and equipment	50
Deferred Taxes	9
Goodwill	725
Accrued liabilities	(54)

$759

3.	Special Charges

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

Additionally, in light of deteriorating economic and industry conditions and planned introductions of new products in the first quarter of 2001, the Company re-evaluated the carrying amount of certain receivables and inventory items resulting in additional accounts receivable reserve requirements of $328,000 and inventory impairments of $568,000.

The pre-tax financial impact of these initiatives during 2001 totaled approximately $1.8 million consisting of both cash and non-cash charges. All accrued cash charges were paid by December 31, 2002. The following table sets forth the components of these special charges included in the accompanying consolidated statement of operations for the year ended December 31, 2001:

	Amount	Inclusion in
	($000)	Statement of Operations
Non-cash Charges:
Inventory impairments	$568	Cost of goods sold
Allowance for bad debts	328	Selling, general & administrative expenses
Distributor price protection	151	Revenue reduction
Property and equipment	15	Selling, general & administrative expenses

	1,062

Cash Charges:
Distributor price protection	281	Revenue reduction
Severance-related costs	168	Selling, general & administrative expenses
Other shut-down costs	250	Selling, general & administrative expenses

	699

	$1,761

The following table sets forth for the periods presented the total revenue and operating income (loss) contributed by the Interactive Voice Response product group that was discontinued in the first quarter of 2001: (in thousands)

	Year Ended December 31,
	2003	2002	2001
Revenue	$—	$135	$1,331
Operating income (loss)	—	73	(359)

4.	Revolving Credit Facility

In April 2003, the Company entered into a credit agreement with Comerica Bank-California (“Comerica”), which established a $5.0 million revolving line of credit facility and a $1.0 million term loan (the “Credit Facility”). Advances under the Credit Facility are based upon eligible accounts receivable and inventory of the Company’s wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of the Company’s assets. The Credit Facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to our Company without the consent of Comerica. As of December 31, 2003, we had no outstanding borrowings on our line of credit and $4.1 million available for future advances.

The $5.0 million revolving line of credit bears interest at Comerica’s prime rate (4.0% as of December 31, 2003) and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If the Company is unable to reduce the principal balance on the line of credit to zero for at least thirty consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, the Company will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

The $1.0 million term loan was available to the Company only for the purpose of acquiring its common stock. Borrowings on the term loan bear interest at Comerica’s prime rate plus 0.5%, or 4.5% as of December 31, 2003. In addition to interest on the term loan, the Company is required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a sixty-month period with all unpaid principal and accrued interest due in thirty-six months, or by June 2006. The following table sets forth the scheduled payments under the term loan as of December 31, 2003 (in thousands):

Required Principal
Year	Payments
2004	$200
2005	200
2006	500

$900

5.	Commitments and Contingencies

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

From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company’s belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.

b. Operating Leases

The Company has entered into long-term operating lease agreements for all of its office and warehouse facilities and certain vehicles. Minimum payments under the Company’s lease agreements are as follows (in thousands):

		Sublease
Years Ending December 31,	Operating Leases	Rentals	Total
2004	$1,095	$(215)	$880
2005	881	(15)	866
2006	818	—	818
2007	785	—	785
2008	785	—	785
Thereafter	2,356	—	2,356

Total minimum lease commitments	$6,720	$(230)	$6,490

Certain of the Company’s lease agreements provide for initial periods of free or discounted rental payments. Rent expense is recognized on a straight-line basis and was approximately $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2003, 2002, and 2001 respectively. The difference between rent expensed and rent paid (“rent equalization”) was $9,000, $23,000 and $94,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

c. 401(k) Profit Sharing Plan

The Company sponsors a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $58,000 $64,000, and $63,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

6.	Stockholders’ Equity

a. Treasury Stock

In the fourth quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program authorized by the Company’s Board of Directors in October 1999. That program authorized the Company to purchase up to 400,000 common shares over a six-month period, which was subsequently extended through June 2001, on the open market or pursuant to negotiated transactions at price levels the Company deemed attractive. The Company purchased 318,700 shares at an aggregate cost of $759,000 pursuant to the repurchase program.

b. Self Tender Offer – Stock Repurchase

In May 2003, the Company commenced a self-tender offer to purchase up to 1,000,000 shares of its common stock for $2.40 per share. On June 13, 2003, the Company repurchased 829,199 shares of its common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as a reduction to common stock and additional paid in capital in the accompanying consolidated balance sheet as of December 31, 2003.

c. Vodavi Technology, Inc. 1994 Stock Option Plan (the 1994 Plan)

The 1994 Plan, as amended, provides for the granting of (a) options to purchase shares of the Company’s common stock, (b) stock appreciation rights, (c) shares of the Company’s common stock, or (d) other cash awards related to the value of the Company’s common stock. Under the 1994 Plan, options and other awards may be issued to key personnel of the Company. The options issued may be incentive stock options or nonqualified stock options. The 1994 Plan also includes an automatic program under which nonqualified options are automatically granted to the Company’s nonemployee directors. If any options terminate or expire without having been exercised in full, the stock underlying such options will again be available for grant under the 1994 Plan. In July 2002, stockholders approved an increase in the number of shares that may be issued under the 1994 Plan from 1,100,000 to 1,600,000 shares. The 1994 Plan expires in April 2004. Upon expiration of the 1994 Plan, all outstanding options granted under the 1994 Plan shall remain outstanding until the expiration date of the individual option grants and all remaining options available for grant with no longer be reserved for issuance.

d. Vodavi Technology, Inc. 2003 Incentive Compensation Plan (the 2003 Plan)

The 2003 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our Company. The 2003 Plan authorizes the issuance of 600,000 shares of stock, and no more than 500,000 shares may be issued pursuant to incentive stock options. The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 200,000. If any award previously granted under the 2003 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2003 Plan. If any change is made in the stock subject to the 2003 Plan, or subject to any award granted under the 2003 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2003 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price, grant price, or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Committee determines appropriate.

To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in Section 422 of the Internal Revenue Code. The expiration date, maximum number of shares purchasable, and the other provisions of the options are established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator, but the exercise price may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of the Company’s stock) of the fair market value of the common stock at the time of the grant.

The following table sets forth the activity under the 1994 Plan and the 2003 Plan for each of the years presented:

	December 31, 2003		December 31, 2002		December 31, 2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding at beginning of period	880,500	$2.89	804,500	$3.08	725,000	$3.68
Granted	185,000	1.81	112,500	1.70	188,000	1.04
Forfeited	(112,500)	4.84	(36,500)	3.42	(108,500)	3.49
Exercised	(89,875)	2.43	—	—	—	—

Options outstanding at end of period	863,125	$2.46	880,500	$2.89	804,500	$3.08

Options available for grant	1,094,500 (1)		567,000		143,000

Exercisable at end of period	517,000	$3.00	530,875	$3.52	407,375	$4.11

Weighted average fair value of options granted		$0.82		$1.08		$0.69

(1)  Options available for grant at December 31, 2003 include 494,500 under the 1994 Plan and 600,000 under the 2003 Plan. The Company has no intention on granting new options under the 1994 Plan before it expires in April 2004. Therefore, all remaining options available for grant under the 1994 Plan will no longer be reserved for issuance when it expires.

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
Range of	December 31,	Contractual Life	Average	at December 31,	Average
Exercise Prices	2003	Life (in years)	Exercise Price	2003	Exercise Price
$0.70 - $2.79	687,125	7.3	$1.90	366,000	$2.24
$2.80 - $4.89	119,000	4.7	$3.95	94,000	$4.07
$4.90 - $7.00	57,000	2.2	$6.09	57,000	$6.09

	863,125		$2.46	517,000	$3.00

7.	Income Taxes

The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

	2003	2002	2001
	(in thousands)
Current	$687	$74	$(879)
Deferred	117	397	16

	$804	$471	$(863)

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of deferred income taxes at December 31, 2003 and 2002, were as follows:

	2003	2002
	(in thousands)
Current deferred tax assets:
Receivable reserves	$72	$73
UNICAP adjustment	80	79
Other accruals	209	200
Research and development credits	84	84

	$445	$436

Long-term deferred tax assets:
State net operating losses	$—	$68
Depreciation and amortization differences	34	92

	$34	$160

A reconciliation of the federal income tax rate to the Company’s effective income tax rate is as follows:

	2003	2002	2001
Federal statutory tax rate	34.0%	34.0%	(34.0)%
State taxes, net	3.3	3.3	(3.3)
Research and development and other tax credits	(1.6)	(2.8)	(3.1)
Non-deductible expenses and other permanent differences	3.0	5.1	4.7

	38.7%	39.6%	(35.7)%

8.	Related Party Transactions

LG Electronics Inc. (LGE), the Company’s principal supplier, owned approximately 24% of the Company’s outstanding common stock at December 31, 2003 and has a designated member on the Company’s board of directors. The Company purchased approximately $21.1 million, $18.5 million, and $15.4 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2003, 2002, and 2001, respectively. The Company owed LGE and its affiliate a total of $4,208,000 and $3,965,000 for product purchases at December 31, 2003 and 2002, respectively. The Company’s payment terms with LGE and its affiliate are 60 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

The Company conducts joint development activities with LGE for the design and development of hardware incorporated into some of the Company’s existing and planned telephone systems and commercial grade telephones. Generally, LGE contributes the ongoing research and development costs for the product hardware and produces the finished goods developed under the alliance, and the Company obtains the right to sell such products throughout North America and the Caribbean.

In July 2001, the Company entered into a development agreement with LGE under which the Company developed for LGE certain advanced voice messaging technologies. The Company recorded revenue of $24,000 in 2003, $183,500 in 2002 and $210,000 in 2001 for work performed under the development agreement using the percentage of completion method. As of December 31, 2003, LGE had made cash payments to the Company of $417,500 pursuant to the agreement.

9.	Supplemental Cash Flow Information

Cash paid for interest and income taxes for the years ended December 31, 2003, 2002, and 2001 was as follows:

	2003	2002	2001
	(in thousands)
Interest	$128	$97	$406
Income taxes	$195	$401	$—

Supplemental schedule of non-cash activities:	2002
(in thousands)
Common Stock issued to acquire DataSpeak Systems, Inc.	$135
Common Stock issued in lieu of employee cash bonus	$15
Tax effect of expired warrants	$(10)

There were no non-cash activities during the years ended December 31, 2003 or 2001.

10.	Summary of Quarterly Results (unaudited): (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2003
Revenue, net	$9,063	$10,214	$11,397	$10,596	$41,270
Gross margin	3,179	3,444	3,941	3,721	14,285
Income before income taxes and change in accounting principle	212	552	747	564	2,075
Provision for income taxes	85	219	295	205	804
Income before change in accounting principle	127	333	452	359	1,271
Change in accounting principle	—	—	—	—	—
Net income	$127	$333	$452	$359	$1,271
Diluted earnings per share	$0.03	$0.08	$0.12	$0.09	$0.30
2002
Revenue, net	$8,790	$9,459	$10,541	$8,538	$37,328
Gross margin	3,151	3,463	3,941	2,894	13,449
Income (loss) before income taxes and change in accounting principle	279	499	366	44	1,188
Provision (benefit) for income taxes	112	197	145	17	471
Income before change in accounting principle	167	302	221	27	717
Change in accounting principle	(1,263)	—	—	—	(1,263)
Net income (loss)	$(1,096)	$302	$221	$27	$(546)
Diluted earnings (loss) per share	$(0.26)	$0.07	$0.05	$0.01	$(0.13)

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES

To the Board of Directors and Stockholders of Vodavi Technology, Inc.

We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries as of and for the year ended December 31, 2003 and have issued our report thereon dated February 9, 2004 (included herein on page F-2 of this Form 10-K). Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II – Valuation and Qualifying Accounts on page S-3 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the year ended December 31, 2003 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
February 9, 2004

S-1

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES

To the Board of Directors and Stockholders of
Vodavi Technology, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and for the years then ended, and have issued our report thereon dated February 14, 2003; such financial statements and report are included elsewhere in this annual report on Form 10-K of Vodavi Technology, Inc. and subsidiaries. Our audits also included the consolidated financial statement schedules for 2002 and 2001 of Vodavi Technology, Inc. and subsidiaries, listed in the Index to Consolidated Financial Statements and Schedule. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 consolidated financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 14, 2003

S-2

SCHEDULE II

Valuation and Qualifying Accounts

For the years ended December 31, 2003, 2002, and 2001

In thousands

	2003	2002	2001
Reserves for doubtful accounts and sales returns:
Balance at beginning of year	$422	$730	$1,582
Provision charged to expense	146	256	839
Write-offs	(223)	(564)	(1,691)

Balance at end of year	$345	$422	$730

Restructuring reserve:
Balance at beginning of year	$—	$284	$—
Provision charged to expense	—	—	699
Payments	—	(284)	(415)

Balance at end of year	$—	$—	$284

Reserves for excess and obsolete inventory:
Balance at beginning of year	$344	$621	$741
Provision charged to expense	310	290	1,027
Write-offs	(333)	(567)	(1,147)

Balance at end of year	$321	$344	$621

S-3