Form 10-Q
period 2004-03-31
VODAVI TECHNOLOGY INC
filed 2004-04-27
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes                     No  X.

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of April 27, 2004 was 3,624,839.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VODAVI TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	March 31,	December 31,
	2004	2003
CURRENT ASSETS:
Cash	$2,391	$2,924
Accounts receivable, net of reserves for doubtful accounts and sales returns of $322 and $345, respectively	6,510	6,988
Inventory	3,917	5,115
Deferred income taxes	445	445
Prepaids and other current assets	445	768

Total current assets	13,708	16,240
PROPERTY AND EQUIPMENT, net	1,471	1,453
GOODWILL	725	725
DEFERRED INCOME TAXES	34	34
OTHER LONG-TERM ASSETS	67	71

	$16,005	$18,523

CURRENT LIABILITIES:
Accounts payable	$558	$1,031
Accrued liabilities	1,258	2,195
Accounts payable to stockholder	2,878	4,208
Current maturities of long-term debt	200	200

Total current liabilities	4,894	7,634

Long-term debt, net of current maturities	650	700

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,943,539 and 3,929,164 shares issued, respectively	5	4
Additional paid-in capital	11,855	11,800
Accumulated deficit	(640)	(856)
Treasury stock, 318,700 shares at cost	(759)	(759)

	10,461	10,189

	$16,005	$18,523

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended
	March 31,
	2004	2003
REVENUE, net	$9,787	$9,063
COST OF GOODS SOLD	6,407	5,884

GROSS MARGIN	3,380	3,179

OPERATING EXPENSES:
Engineering and product development	521	553
Selling, general and administrative	2,499	2,389

	3,020	2,942

OPERATING INCOME	360	237
INTEREST EXPENSE	10	25

INCOME BEFORE INCOME TAXES	350	212
INCOME TAX PROVISION	134	85

NET INCOME	$216	$127

EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.03

Diluted	$0.05	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,616	4,350

Diluted	4,154	4,445

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216	$127
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	125	121
Tax benefit on stock option exercises	26	—
Changes in working capital:
Accounts receivable, net	478	(481)
Inventory	1,198	(385)
Prepaids and other current assets	323	46
Other long-term assets and deferred taxes	(2)	4
Accounts payable and payables to stockholder	(1,803)	(102)
Accrued liabilities	(937)	(249)

Net cash flows used in operating activities	(376)	(919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(137)	(223)

Net cash flows used in investing activities	(137)	(223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on revolving credit facility	—	222
Repayments on term loan	(50)	—
Stock options exercised	30	—

Net cash flows provided by (used in) financing activities	(20)	222

CHANGE IN CASH	(533)	(920)
CASH, beginning of period	2,924	1,141

CASH, end of period	$2,391	$221

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10	$25

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

(a)	INTERIM FINANCIAL REPORTING

The accompanying Unaudited Consolidated Financial Statements have been prepared by Vodavi Technology, Inc. and subsidiaries (“Vodavi” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented.

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

The results for the three months ended March 31, 2004 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2003.

[SPACE INTENTIONALLY LEFT BLANK]

(b)	CALCULATION OF EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	For the Quarter Ended
	March 31,
	2004	2003
Net income	$216	$127

Weighted average common shares for basic earnings per share	3,616	4,350
Effect of dilutive stock options (1)	538	95

Weighted average common shares for diluted earnings per share	4,154	4,445

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 43,750, and 615,000 shares had an exercise price greater than the average market price during the quarterly periods ended March 31, 2004 and 2003, respectively, and therefore did not enter into the earnings per share calculation.

(c)	STOCK OPTION PLANS

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

No stock-based employee compensation cost is reflected in net income as all options granted under the Plan had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. If the Company had accounted for its stock-based compensation plan using a fair-value-based method of accounting as prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been reported as follows:

	For the Quarter Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$216	$127
Fair Value of options granted, net of taxes	(38)	(36)

Pro forma net income	$178	$91

Earnings (loss) per share:
As reported — Basic	$0.06	$0.03
As reported — Diluted	$0.05	$0.03
Pro forma — Basic	$0.05	$0.02
Pro forma — Diluted	$0.04	$0.02

During the quarterly period ended March 31, 2004, 38,750 options were granted at an exercise price of $7.05. Also during the quarterly period ended March 31, 2004, 14,375 options were exercised with total proceeds of approximately $30,000 that resulted in a tax benefit of $25,000.

(d)	SEGMENT REPORTING

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

(e)	COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional and IP telephony products, voice processing products, as well as computer telephony products, that address a wide variety of business applications. Our telecommunications solutions incorporate sophisticated features such as automatic call distribution, scalable networking, Internet protocol, or IP, and wireless solutions. Our voice processing products include Internet messaging, automated attendant, and voice and fax mail. Our computer telephony products enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

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

Bad Debts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target. As of March 31, 2004, Graybar accounted for 28% and Target accounted for 25% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of Operations

     The following table sets forth, for the periods indicated the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	Three Months Ended
	March 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of goods sold	65.5	64.9

Gross margin	34.5	35.1
Operating expenses:
Engineering and product development	5.3	6.1
Selling, general, and administrative	25.6	26.4

	30.9	32.5
Operating income	3.7	2.6
Interest expense, net	0.1	0.3

Income before income taxes	3.6	2.3
Income tax provision	1.4	0.9

Net income	2.2%	1.4%

     Quarter Ended March 31, 2004 Compared With Quarter Ended March 31, 2003

Revenue

     Revenue for the three-month period ended March 31, 2004 totaled $9.8 million, an increase of 8.0%, from revenue of $9.1 million for the same period of 2003. Sales to our supply house customers accounted for approximately $5.8 million during the 2004 first quarter compared with $5.0 million in the 2003 first quarter. The increase in sales to our supply house customers in the first quarter of 2004 is related principally to sales of our STS telephone system. The STS product line, which we introduced in January 2003, is a full-featured telephone system designed and priced to capture a larger portion of the small business telephone system market. While we introduced the STS product line during the first quarter of 2003, sales of this product did not begin to accelerate until the latter part of 2003 and into the first quarter of 2004. Sales of the STS telephone system has also had the effect of reducing the level of sales of similar products that we sell through supply houses.

     Sales through our direct dealer program totaled $3.9 million in each of the first quarters of 2004 and 2003. During the first quarter of 2004, our direct dealers also purchased approximately $380,000 of our STS product line directly from our supply house customers compared to zero during the first quarter of 2003.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $409,000 during the first three months of 2004 compared with $261,000 during the same period of 2003.

     Our revenue is reported net of reserves for sales returns, discounts, customer incentive programs, inter-company eliminations, and shipping and handling charges. These items resulted in a net reduction to revenue of $277,000 in the 2004 period compared with a reduction of $103,000 in the 2003 period.

Gross Margin

     Our gross margin was approximately $3.4 million in 2004 compared with $3.2 million in 2003. Our gross margin as a percentage of total revenue decreased to 34.5% during 2004 from 35.1% during 2003. The decrease in our gross margin percentage during 2004 is a direct result of the product mix of sales to our supply house customers with higher sales of our STS telephone system, which generates a lower overall gross margin than our other products.

Engineering and Product Development

     Engineering and product development expenditures decreased to $521,000 during the first quarter of 2004 from $553,000 in the same period of 2003. We continue to invest in the development of our next generation IP Key Telephone System, the convergence of and enhancements to our existing Key Telephone Systems, and enhancements to our voice processing products.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $2.5 million compared to $2.4 million for the quarters of 2004 and 2003.

Interest Expense

     Interest expense decreased to $10,000 for the first three months of 2004 from $25,000 for the same period a year ago.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.5% during the first quarter of 2004 compared to 40.1% in 2003. Our effective tax rate in 2004 is expected to be consistent with our effective tax rate that we reported for the 2003 fiscal year.

Liquidity and Capital Resources

     Our net working capital position was approximately $8.8 million at March 31, 2004 compared to $8.6 million at December 31, 2003. We had a cash balance of $2.4 million at March 31, 2004 compared with a cash balance of $2.9 million at December 31, 2003. Factors that decreased our cash position during the first three months of 2004 included the pay down of accounts payable and accrued liabilities of $1.8 million and $937,000, respectively. We also used approximately $137,000 during the first quarter of 2004 for the purchase of property and equipment primarily related to new computers and other enhancements to our computer network and $50,000 of principal payments on our term loan. Factors that increased our cash position during the quarter included positive income from operations, decreases in inventory of $1.2 million and accounts receivable of $478,000 and $30,000 from the exercise of stock options.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 61 days as of March 31, 2004 compared to 59 days as of December 31, 2003. The timing of payments received from our largest distributors and the linearity of our revenue streams during the quarter significantly influenced our days sales outstanding and our liquidity. An increase in concentration from our two largest distributors generally has the effect of increasing our days sales outstanding while a more linear revenue stream during the quarter has the effect of reducing our receivable days sales outstanding. Our two largest distributors accounted for 53% of our total accounts receivable as of March 31, 2004 and 51% as of December 31, 2003.

     Our inventory turnover, measured in terms of days outstanding on a quarterly basis, was 56 days as of March 31, 2004 compared to 67 days as of December 31, 2003. The decrease in inventory days outstanding is a direct result of our efforts to rationalize our product lines.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $4.7 million as of March 31, 2004 compared with $7.4 million as of December 31, 2003. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

     We had a $15.0 million credit facility with General Electric Capital Corporation that expired in April 2003. The line of credit bore interest at 2.5% over the 30-day commercial paper rate. Advances under the line of credit were based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and were secured by substantially all of our assets. The revolving line of credit contained covenants that are customary for similar credit facilities and also prohibited our operating subsidiaries from paying dividends to us without the consent of GE Capital.

     In April 2003, we entered into a credit agreement with Comerica Bank-California (Comerica) of a size that is more reflective of the current capital requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of March 31, 2004, we had no outstanding borrowings on our line of credit and $4.2 million available for future advances.

     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 4.0% at March 31, 2004, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least 30 consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bear interest at Comerica’s prime rate plus 0.5%, or 4.5% at March 31, 2004. In addition to interest on the term loan, we are required to make monthly payments of principal in an amount sufficient to fully amortize the term loan over a 60-month period with all unpaid principal and accrued interest due in 36 months, or by June 2006.

     In May 2003, we commenced a self-tender offer to purchase up to 1,000,000 shares of our common stock for $2.40 per share. On June 13, 2003, we repurchased 829,199 shares of our common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which includes offering costs of approximately $73,000, is recorded as a reduction to common stock and additional paid in capital in the accompanying consolidated balance sheets. The repurchase was funded through advances on our revolving line of credit and term loan. As of March 31, 2004, there were no amounts outstanding on our revolving line of credit and $850,000 outstanding on our term loan. In April 2004 , we repaid the amount outstanding on our term loan with currently available funds.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of March 31, 2004 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$850	$200	$650	$—	$—
Operating Lease Obligations	6,447	1,050	1,666	1,570	2,161
Purchase Obligations	5,732	5,732	—	—	—

Total	$13,029	$6,982	$2,316	$1,570	$2,161

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

International Manufacturing Sources

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE, which owns approximately 24% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business — - Risk Factors – We face risks associated with international manufacturing sources” included in our annual report on Form 10-K for the year ended December 31, 2003.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At March 31, 2004 we had a term loan balance of $850,000 and had no outstanding borrowings on the line of credit. In April 2004, we repaid the amount outstanding on our term loan with currently available funds.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits:

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

(b) Reports on Form 8-K:

Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Dated: April 27, 2003	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 27, 2003	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President – Finance (Principal Financial and Accounting Officer)