Form 10-Q
period 2004-06-30
VODAVI TECHNOLOGY INC
filed 2004-07-27
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of July 26, 2004 was 3,634,437.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VODAVI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	June 30, 2004	December 31,
	(Unaudited)	2003
CURRENT ASSETS:
Cash	$2,607	$2,924
Accounts receivable, net of reserves for doubtful accounts and sales returns of $337 and $345, respectively	7,703	6,988
Inventory	4,119	5,115
Deferred income taxes	445	445
Prepaids and other current assets	665	768

Total current assets	15,539	16,240
PROPERTY AND EQUIPMENT, net	1,451	1,453
GOODWILL	725	725
DEFERRED TAXES	34	34
OTHER LONG-TERM ASSETS	60	71

	$17,809	$18,523

CURRENT LIABILITIES:
Accounts payable	$801	$1,031
Accrued liabilities	1,826	2,195
Accounts payable to stockholder	4,278	4,208
Current portion of long-term debt	—	200

Total current liabilities	6,905	7,634

Long-term debt	—	700

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,664,839 and 3,610,464 shares issued	4	4
Additional paid-in capital	11,238	11,041
Accumulated deficit	(186)	(856)
Treasury stock, 30,402 shares at cost	(152)	—

	10,904	10,189

	$17,809	$18,523

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE, net	$11,240	$10,214	$21,027	$19,277
COST OF GOODS SOLD	7,296	6,770	13,704	12,654

GROSS MARGIN	3,944	3,444	7,323	6,623

OPERATING EXPENSES:
Engineering and product development	492	517	1,013	1,070
Selling, general and administrative	2,712	2,348	5,209	4,737

	3,204	2,865	6,222	5,807

OPERATING INCOME	740	579	1,101	816
INTEREST EXPENSE	4	27	14	52

INCOME BEFORE INCOME TAXES	736	552	1,087	764
INCOME TAX PROVISION	283	219	417	304

NET INCOME	$453	$333	$670	$460

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.08	$0.18	$0.11
Diluted	$0.11	$0.08	$0.16	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,632	4,193	3,624	4,271

Diluted	4,071	4,354	4,115	4,407

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$670	$460
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	248	234
Tax benefit on stock option exercises	65	—
Changes in working capital:
Accounts receivable, net	(715)	(625)
Inventory	996	222
Income tax receivable	—	300
Prepaids and other current assets	103	160
Other long-term assets and deferred taxes	(2)	(38)
Accounts payable and payable to stockholder	(160)	(786)
Accrued liabilities	(369)	(115)

Net cash flows provided by (used in) operating activities	836	(188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(233)	(242)

Net cash flows used in investing activities	(233)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (payments) on revolving credit facility	—	487
Borrowings on term loan	—	1,000
Repayments on term loan	(900)	—
Stock repurchase	(152)	(2,063)
Stock options exercised	132	—

Net cash flows used in financing activities	(920)	(576)

CHANGE IN CASH	(317)	(1,006)
CASH, beginning of period	2,924	1,141

CASH, end of period	$2,607	$135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4	$27

Cash paid for income taxes	$592	$203

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

The results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$453	$333	$670	$460

Weighted average common shares:
Basic	3,632	4,193	3,624	4,271
Effect of dilutive stock options (1)	439	161	491	136

Diluted	4,071	4,354	4,115	4,407

Anti-dilutive stock options (2)	96	600	96	607

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive, and therefore do not enter into the earnings per share calculation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$453	$333	$670	$460
Options expense, net of taxes	52	29	90	61

Pro forma net income (loss)	$401	$304	$580	$399

Earnings (loss) per share:
As reported — Basic	$0.12	$0.08	$0.18	$0.11
As reported — Diluted	0.11	0.08	0.16	0.10
Pro forma — Basic	0.11	0.07	0.16	0.09
Pro forma — Diluted	$0.10	$0.07	$0.14	$0.09

During the six-month period ended June 30, 2004, 53,750 options were granted at a weighted average exercise price of $6.37. Also during the six-month period ended June 30, 2004, 54,375 options were exercised with total proceeds of approximately $132,000 that resulted in a tax benefit of $65,000.

(d) STOCK REPURCHASES

In June 2003, the Company repurchased 829,199 shares of its common stock for $2.40 per share pursuant to a tender offer. The purchase was funded through advances on a revolving line of credit and borrowings on a term loan. As of June 30, 2004, there were no outstanding balances on the revolving line of credit or term loan. The repurchased shares were retired.

In May 2004, the Company commenced a stock repurchase program to purchase up to $1.0 million of the Company’s common stock through October 2004. As of June 30, 2004, the Company repurchased 30,402 shares at a total cost of $152,000. The repurchased shares are held in treasury.

(e) RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2003 to conform to the current period’s presentation.

(f) SEGMENT REPORTING

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

(g) COMMITMENTS AND CONTINGENCIES

The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations. However, the Company cannot provide assurance that damages resulting from the resolution of these matters, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

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

Bad Debts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing Company. As of June 30, 2004, Graybar accounted for 31% and Target accounted for 24% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

Sales Returns

     We maintain allowances for estimated sales returns. While we have distribution agreements with our largest distributors that limit the amount of sales returns on active products, we generally allow returns of products that we discontinue. Accordingly, the timing and amount of revisions to our estimates for sales returns is largely influenced by our decisions to discontinue product lines and our ability to predict the inventory levels of such products at our largest distributors. Revisions to these estimates have the effect of increasing or decreasing the reported amount of revenue in the period in which the revisions are made. We generally do not accept product returns from our direct dealers unless the product is damaged.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0	66.3	65.2	65.7

Gross margin	35.0	33.7	34.8	34.3
Operating expenses:
Engineering and product development	4.4	5.0	4.8	5.6
Selling, general, and administrative	24.1	23.0	24.8	24.5

	28.5	28.0	29.6	30.1
Operating income	6.5	5.7	5.2	4.2
Interest expense, net	0.0	0.3	0.1	0.2

Pretax income	6.5	5.4	5.1	4.0
Income tax expense	2.5	2.1	2.0	1.6

Net income	4.0%	3.3%	3.1%	2.4%

Quarter Ended June 30, 2004 Compared With Quarter Ended June 30, 2003

Revenue

     Revenue for the three-month period ended June 30, 2004 totaled $11.2 million, an increase of 10.0%, from revenue of $10.2 million for the same period of 2003. Sales of our telephone systems increased 11.7% to $9.4 million during the second quarter of 2004 compared to $8.4 million in 2003. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones declined from $592,000 in the second quarter of 2003 to $485,000 in the most recent quarter. During the second quarter of 2004, we began de-marketing our 2700 Series of single line telephones and in June 2004 we introduced the 2800 Series. We expect sales of single line telephones to accelerate in the second half of 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging remained unchanged at approximately $1.1 million during the respective quarterly periods.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $491,000 during the second quarter of 2004 compared with $352,000 during the same period of 2003. The increase in sales through our direct sales office is attributable to the expansion of our sales force and the positive impact of a focused sales and marketing program.

     Our revenue is reported net of reserves for sales returns, discounts, customer incentive programs, and inter-company eliminations, and includes shipping and handling charges. These items resulted in a net reduction to revenue of $229,000 in the 2004 period compared with a reduction of $241,000 in the 2003 period.

Gross Margin

     Our gross margin was approximately $3.9 million and $3.4 million for the quarterly periods ended June 30, 2004 and 2003, respectively. Our gross margin as a percentage of total revenue increased to 35.0% during 2004 from 33.7% during 2003. The increase in our gross margin percentage during 2004 is a direct result of the mix of product sales, a higher volume of sales to cover the fixed component of cost of sales, and increased sales at our direct sales office.

Engineering and Product Development

     Engineering and product development expenditures decreased slightly to $492,000 during the second quarter of 2004 from $517,000 in the same period of 2003. We continue to invest in the development of our next generation IP telephone systems, the convergence of and enhancements to our traditional telephone systems, and enhancements to our voice processing and other telephony applications.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $2.7 million in the second quarter of 2004 from approximately $2.3 million in the second quarter of 2003. As a percentage of revenue, selling, general and administrative increased to 24% in the second quarter of 2004 from 23% in the same period of 2003. Factors that increased our expenses include increased compensation, increased marketing and promotional activity, and an increase in headcount.

Interest Expense

     Interest expense decreased to $4,500 during the second quarter of 2004 from $27,000 for the same period a year ago.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.6% during the second quarter of 2004 compared to 39.7% in 2003. Our effective tax rate in 2004 is expected to be consistent with our effective tax rate that we reported for the 2003 fiscal year.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Revenue

     Revenue for the six-month period ended June 30, 2004 totaled $21.0 million, an increase of 9.1%, from revenue of $19.3 million for the same period of 2003. Sales of our telephone systems increased 11.7% to $17.4 million during the first half of 2004 compared to $15.6 million in 2003. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones remained unchanged at $1.0 million for each of the six-month periods of 2004 and 2003. During the second quarter of 2004, we began de-marketing our 2700 Series of single line telephones and in June 2004 we introduced the 2800 Series. We expect sales of single line telephones to accelerate in the second half of 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased slightly to $2.5 million from $2.7 million during the respective periods of 2004 and 2003. The decline in telephony applications is a direct result selling more embedded voice mail applications, which are reported in telephone system sales.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $900,000 during the first six months of 2004 compared with $614,000 during the same period of 2003. The increase in sales through our direct sales office is attributable to the expansion of our sales force and the positive impact of a focused sales and marketing program.

     Our revenue is reported net of reserves for sales returns, discounts, customer incentive programs, and inter-company eliminations, and includes shipping and handling charges. These items resulted in a net reduction to revenue of $793,000 in the 2004 period compared with a reduction of $600,000 in the 2003 period.

Gross Margin

     Our gross margin was approximately $7.3 million in 2004 compared with $6.6 million in 2003. Our gross margin as a percentage of total revenue increased to 34.8% during 2004 from 34.3% during 2003. The increase in our gross margin percentage during 2004 is a direct result of the mix of product sales, a higher volume of sales to cover the fixed component of cost of sales, and increased sales at our direct sales office.

Engineering and Product Development

     Engineering and product development expenditures were relatively unchanged at approximately $1.0 million in 2004 compared to $1.1 million in the first six months of 2003.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $5.2 million in 2004 compared to $4.7 million in the first six months of 2003. Factors that increased our expenses include increased compensation, increased marketing and promotional activity, and an increase in headcount.

Interest Expense

     Interest expense decreased to $14,000 for the first six months of 2004 from $52,000 for the same period a year ago.

Income Taxes

We provided for federal and state income taxes using an effective rate of 38.4% during the first half of 2004 compared with 39.8% for the same period of 2003. Our effective tax rate in 2004 is expected to be consistent with our effective tax rate that we reported for the 2003 fiscal year.

Liquidity and Capital Resources

     Our net working capital position was approximately $8.6 million at June 30, 2004 and December 31, 2003. We had a cash balance of $2.6 million at June 30, 2004 compared with a cash balance of $2.9 million at December 31, 2003. Factors that decreased our cash position during the first six months of 2004 included an increase in accounts receivable of $715,000 and the pay down of accounts payable and accrued liabilities of $160,000 and $369,000, respectively. We also used approximately $233,000 during the first six months of 2004 for the purchase of property and equipment, $152,000 to repurchase 30,402 shares of our common stock, and $900,000 to pay off our term loan. Sources of cash included positive income from operations, a reduction in inventory of $996,000 and other current assets of $103,000, and $132,000 from the exercise of stock options.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 62 days as of June 30, 2004 compared to 59 days as of December 31, 2003.

     Our inventory turnover, measured in terms of days outstanding on a quarterly basis, was 51 days as of June 30, 2004 compared to 67 days as of December 31, 2003. The decrease in inventory days outstanding is a direct result of our efforts to rationalize our product lines and an increase in sales.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.9 million as of June 30, 2004 compared with $7.4 million as of December 31, 2003. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

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

     In April 2003, we entered into a credit agreement with Comerica Bank-California (Comerica) of a size that is more reflective of the current capital requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of June 30, 2004, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.

     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 4.0% at June 30, 2004, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least 30 consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%.

     In May 2003, we commenced a self-tender offer to purchase up to 1,000,000 shares of our common stock for $2.40 per share. On June 13, 2003, we repurchased 829,199 shares of our common stock at $2.40 per share pursuant to the tender offer. The repurchase was funded through advances on our revolving line of credit and term loan. As of June 30, 2004, there were no amounts outstanding on our revolving line of credit. In April 2004, we repaid the amount outstanding on our term loan with currently available funds.

     We have certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees. The following table sets forth all known commitments as of June 30, 2004 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	6,173	1,000	1,639	1,570	1,964
Purchase Obligations	6,837	6,837	—	—	—

Total	$13,010	$7,837	$1,639	$1,570	$1,964

     From time to time we are subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance that damages resulting from the resolution of these matters, if any, will not have a material adverse effect on our financial position or results of operations.

     We believe that our working capital and credit facilities are sufficient to fund our capital needs during the next 12 months. Although we currently have no acquisition targets, we intend to continue to explore acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

International Manufacturing Sources

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE, which owns approximately 24% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business — Risk Factors — We face risks associated with international manufacturing sources” included in our annual report on Form 10-K for the year ended December 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At June 30, 2004, we had no outstanding borrowings on the line of credit or term loan.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and

Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 17, 2004. The following nominees were elected to our Board of Directors to serve until the next annual meeting of stockholders, until their successors are elected or have been qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld
William J. Hinz	2,353,798	203,390
Gregory K. Roeper	2,355,393	201,795
Jong Hwa Choi	2,354,893	202,295
Jack A. Henry	2,522,130	35,058
Emmett E. Mitchell	2,521,650	35,538
Paul D. Sonkin	2,539,650	17,538

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.

Dated:	July 26, 2004	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 26, 2004	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President – Finance
(Principal Financial and Accounting Officer)