Form 10-Q
period 2004-09-30
VODAVI TECHNOLOGY INC
filed 2004-10-27
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [  ] No [X].

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of October 27, 2004 was 3,688,937.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VODAVI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	Sept. 30, 2004	December 31,
	(Unaudited)	2003
CURRENT ASSETS:
Cash	$2,787	$2,924
Accounts receivable, net of reserves for doubtful accounts and sales returns of $450 and $345, respectively	8,213	6,988
Inventory	4,653	5,115
Deferred income taxes	445	445
Prepaid and other current assets	611	768

Total current assets	16,709	16,240
PROPERTY AND EQUIPMENT, net	1,396	1,453
GOODWILL	725	725
DEFERRED INCOME TAXES	34	34
OTHER LONG-TERM ASSETS	55	71

	$18,919	$18,523

CURRENT LIABILITIES:
Trade accounts payable	$958	$1,031
Accrued liabilities	2,097	2,195
Trade accounts payable to stockholder	4,177	4,208
Current portion of long-term debt	—	200

Total current liabilities	7,232	7,634

Long-term debt	—	700

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,721,339 and 3,610,464 shares issued	4	4
Additional paid-in capital	11,365	11,041
Retained earnings (deficit)	470	(856)
Treasury stock, 32,402 shares at cost	(152)	—

	11,687	10,189

	$18,919	$18,523

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE, net	$11,690	$11,397	$32,717	$30,678
COST OF GOODS SOLD	7,529	7,456	21,232	20,110

GROSS MARGIN	4,161	3,941	11,485	10,568

OPERATING EXPENSES:
Engineering and product development	447	499	1,460	1,569
Selling, general and administrative	2,649	2,655	7,860	7,393

	3,096	3,154	9,320	8,962

OPERATING INCOME	1,065	787	2,165	1,606
INTEREST EXPENSE (INCOME)	(3)	40	11	93

INCOME BEFORE INCOME TAXES	1,068	747	2,154	1,513
INCOME TAX PROVISION	411	295	828	598

NET INCOME	$657	$452	$1,326	$915

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.13	$0.36	$0.23
Diluted	$0.16	$0.12	$0.32	$0.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,658	3,521	3,635	4,021

Diluted	4,087	3,766	4,106	4,192

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,326	$915
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	366	347
Tax benefit on stock option exercises	97	—
Changes in working capital:
Accounts receivable, net	(1,225)	(407)
Inventory	462	1,004
Income tax receivable	—	300
Prepaid and other current assets	157	226
Other long-term assets and deferred taxes	(3)	(38)
Trade accounts payable	(104)	(963)
Accrued liabilities	(98)	301

Net cash flows provided by operating activities	978	1,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(290)	(262)

Net cash flows used in investing activities	(290)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on term loan	—	961
Repayments on term loan	(900)	—
Stock repurchase	(152)	(2,063)
Stock options exercised	227	—

Net cash flows used in financing activities	(825)	(1,102)

CHANGE IN CASH	(137)	321
CASH, beginning of period	2,924	1,141

CASH, end of period	$2,787	$1,462

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14	$82

Cash paid for income taxes	$823	$162

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

The results for the nine months ended September 30, 2004 are not necessarily indicative of financial results for the full fiscal year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2003.

[SPACE INTENTIONALLY LEFT BLANK]

(b) CALCULATION OF EARNINGS PER SHARE

The Company presents basic and diluted earnings per share (EPS). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding. The basic weighted average number of common shares outstanding excludes all dilutive securities. Diluted EPS is determined by dividing net income by the weighted average number of common shares and dilutive securities outstanding.

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Net income	$657	$452	$1,326	$915

Weighted average common shares:
Basic	3,657	3,521	3,635	4,021
Effect of dilutive stock options (1)	430	245	470	171

Diluted	4,087	3,766	4,105	4,192

Anti-dilutive stock options (2)	111	241	106	592

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive, and therefore do not enter into the diluted earnings per share calculation.

(c) STOCK OPTION PLANS

Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method under APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income:
As reported	$657	$452	$1,326	$915
Options expense, net of taxes	50	23	141	83

Pro forma net income	$607	$429	$1,185	$832

Earnings per share:
As reported — Basic	$0.18	$0.13	$0.36	$0.23
As reported — Diluted	$0.16	$0.12	$0.32	$0.22
Pro forma — Basic	$0.17	$0.12	$0.33	$0.21
Pro forma — Diluted	$0.15	$0.11	$0.29	$0.20

During the nine-month period ended September 30, 2004, 68,750 options were granted at a weighted average exercise price of $6.26. Also during the nine-month period ended September 30, 2004, 110,875 options were exercised with total proceeds of approximately $227,000 that resulted in a tax benefit of $97,000.

(d) STOCK REPURCHASES

In June 2003, the Company repurchased 829,199 shares of its common stock for $2.40 per share pursuant to a tender offer. The purchase was funded through advances on a revolving line of credit and borrowings on a term loan. As of September 30, 2004, there were no outstanding balances on the revolving line of credit or term loan. The repurchased shares were retired.

In May 2004, the Company commenced a stock repurchase program to purchase up to $1.0 million of the Company’s common stock through October 2004. In October 2004, the Company extended the expiration of the repurchase program to March 31, 2005. As of September 30, 2004, the Company repurchased 32,402 shares at a total cost of $152,000. The Company did not repurchase any shares during the most recent quarter. The repurchased shares are held in treasury.

(e) RECLASSIFICATIONS

In June 2004, the Company retired 318,700 shares of treasury stock that had been repurchased pursuant to a stock repurchase plan that expired in 1999. The treasury stock along with the repurchase cost of $759,000 has been reclassified on the December 31, 2003 balance as a reduction to the number of shares outstanding and additional paid-in capital, respectively.

(f) SEGMENT REPORTING

The Company operates in one reportable segment, the distribution and support of business telecommunications products. Accordingly, the Company has only presented financial information for its one reportable segment.

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

Bad Debts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing Company. As of September 30, 2004, Graybar accounted for 31% and Target accounted for 30% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	65.4	64.9	65.6

Gross margin	35.6	34.6	35.1	34.4
Operating expenses:
Engineering and product development	3.8	4.4	4.5	5.1
Selling, general, and administrative	22.7	23.3	24.0	24.1

	26.5	27.7	28.5	29.2
Operating income	9.1	6.9	6.6	5.2
Interest expense, net	—	0.4	—	0.3

Pretax income	9.1	6.5	6.6	4.9
Income tax expense	3.5	2.6	2.5	1.9

Net income (loss)	5.6%	3.9%	4.1%	3.0%

  Quarter Ended September 30, 2004 Compared With Quarter Ended September 30, 2003

Revenue

     Revenue for the three-month period ended September 30, 2004 totaled $11.7 million, an increase of 2.6%, from revenue of $11.4 million for the same period of 2003. Sales of our telephone systems increased 5.1% to $9.6 million during the third quarter of 2004 compared to $9.2 million in 2003. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones declined from $602,000 in the third quarter of 2003 to $535,000 in the most recent quarter. During the third quarter of 2004, we discontinued our 2700 Series of single line telephones and in June 2004 we introduced the 2800 Series. We expect sales of single line telephones to accelerate in the latter part of 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $1.2 million in the third quarter of 2004 from $1.4 million in the third quarter of 2003. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $645,000 during the third quarter of 2004 compared with $345,000 during the same period of 2003. The increase in sales through our direct sales office is attributable to the expansion of our sales force and the positive impact of a focused sales and marketing program.

     Our revenue is reported net of reserves for sales returns, discounts, customer incentive programs, and inter-company eliminations, and includes shipping and handling charges. These items resulted in a net reduction to revenue of $365,000 in the third quarter of 2004 compared with a reduction of $112,000 in the third quarter of 2003.

Gross Margin

     Our gross margin was approximately $4.2 million and $3.9 million for the quarterly periods ended September 30, 2004 and 2003, respectively. Our gross margin as a percentage of total revenue increased to 35.6% during 2004 from 34.6% during 2003. The increase in our gross margin percentage during 2004 is a direct result of the mix of product sales, a higher volume of sales to cover the fixed component of cost of sales, and increased sales at our direct sales office.

Engineering and Product Development

     Engineering and product development expenditures decreased slightly to $447,000 during the third quarter of 2004 from $499,000 in the same period of 2003. We continue to invest in the development of our next generation IP telephone systems, the convergence of and enhancements to our traditional telephone systems, and enhancements to our voice processing and other telephony applications.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were approximately $2.7 million for each of the quarterly periods ended September 30, 2004 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses were approximately 23% for each of the quarterly periods ended September 30, 2004 and 2003.

Interest Expense (Income)

     Interest expense (income) decreased from $40,000 in 2003 to ($2,500) in 2004. The reduction in interest expense reflects the pay down of interest bearing debt in 2004 and interest earned on short-term investments.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.5% during the third quarter of 2004 compared to 39.5% during the third quarter of 2003. Our effective tax rate in the third quarter of 2004 is consistent with our effective tax rate that we reported for the full fiscal year in 2003.

  Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Revenue

     Revenue for the nine-month period ended September 30, 2004 totaled $32.7 million, an increase of 6.5%, from revenue of $30.7 million for the same period of 2003. Sales of our telephone systems increased 9.3% to $27.0 million during the first nine months of 2004 compared to $24.8 million in 2003. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones declined 4.1% to $1.6 million during the 2004 period compared to the first three quarters of 2003. During the third quarter of 2004, we discontinued our 2700 Series of single line telephones and in June 2004 we introduced the 2800 Series. We expect sales of single line telephones to accelerate in the latter part of 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased slightly to $3.7 million from $4.0 million during the respective periods of 2004 and 2003. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $1.5 million during the first nine months of 2004 compared with $962,000 during the same period of 2003. The increase in sales through our direct sales office is attributable to the expansion of our sales force and the positive impact of a focused sales and marketing program.

     Our revenue is reported net of reserves for sales returns, discounts, customer incentive programs, and inter-company eliminations, and includes shipping and handling charges. These items resulted in a net reduction to revenue of $1.2 million in the first three quarters of 2004 compared with a reduction of $712,000 in the first three quarters of 2003.

Gross Margin

     Our gross margin was approximately $11.5 million in 2004 compared with $10.6 million in 2003. Our gross margin as a percentage of total revenue increased to 35.1% during 2004 from 34.4% during 2003. The increase in our gross margin percentage during 2004 is a direct result of the mix of product sales, a higher volume of sales to cover the fixed component of cost of sales, and increased sales at our direct sales office.

Engineering and Product Development

     Engineering and product development expenditures decreased slightly to $1.5 million during the first nine months of 2004 from $1.6 million for the same period in 2003.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $7.9 million in 2004 compared to $7.4 million in the first nine months of 2004. Factors that increased our expenses include increased compensation and additional marketing and promotional activity. As a percentage of revenue, selling, general, and administrative expenses remained relatively unchanged at 24% for the respective periods.

Interest Expense

     Interest expense decreased to $11,000 for the first nine months of 2004 from $93,000 for the same period in 2003. The reduction in interest expense is a direct result of the elimination of interest bearing debt in the first half of 2004.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.5% during the first three quarters of 2004 compared with 39.5% for the same period in 2003. Our effective tax rate in 2004 is expected to be consistent with the effective tax rate that we reported for the full fiscal year in 2003.

Liquidity and Capital Resources

     Our net working capital position was approximately $9.5 million at September 30, 2004 compared with $8.6 at December 31, 2003. We had a cash balance of $2.8 million at September 30, 2004 compared with a cash balance of $2.9 million at December 31, 2003. Factors that decreased our cash position during the first nine months of 2004 included an increase in accounts receivable of $1.2 million and the pay down of accounts payable and accrued liabilities of $104,000 and $98,000, respectively. We also used approximately $290,000 during the first nine months of 2004 for the purchase of property and equipment, $152,000 to repurchase 32,402 shares of our common stock during the second fiscal quarter, and $900,000 to pay off our term loan. Sources of cash included positive income from operations, a reduction in inventory of $462,000 and other current assets of $157,000, and $227,000 from the exercise of stock options.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 65 days as of September 30, 2004 compared to 59 days as of December 31, 2003. The timing of payments received from our largest distributors greatly influence our day’s sales outstanding. Our two largest distributors comprised 61% of our total accounts receivable as of September 30, 2004 and 51% as of December 31, 2003. An increase in concentration from our two largest distributors has the effect of increasing our days sales outstanding.

     Our inventory turnover, measured in terms of days outstanding on a quarterly basis, was 57 days as of September 30, 2004 compared to 67 days as of December 31, 2003. The decrease in inventory days outstanding is a direct result of our efforts to rationalize our product lines and an increase in sales.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $7.2 million as of September 30, 2004 compared with $7.4 million as of December 31, 2003. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

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

     In April 2003, we entered into a credit agreement with Comerica Bank-California (Comerica) of a size that is more reflective of the current capital requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of September 30, 2004, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.

     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 4.0% at September 30, 2004, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. If we are unable to reduce the principal balance on the line of credit to zero for at least 30 consecutive days during any fiscal year, then any remaining balance will be converted into a term loan, or term balance, as defined in the agreement. In addition to interest on the term balance, we will be required to make monthly payments of principal in an amount sufficient to fully amortize the term balance over a thirty-six month period.

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

     We have certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees. The following table sets forth all known commitments as of September 30, 2004 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	5,898	940	1,621	1,570	1,767
Purchase Obligations	6,426	6,426	—	—	—

Total	$12,324	$7,366	$1,621	$1,570	$1,767

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

     We believe that our working capital and credit facilities are sufficient to fund our capital needs during the next 12 months. We intend to continue to explore business acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

International Manufacturing Sources

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE who owns approximately 24% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business — Risk Factors – We face risks associated with international manufacturing sources” included in our annual report on Form 10-K for the year ended December 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At September 30, 2004, we had no outstanding borrowings on the line of credit or term loan.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.

Dated: October 27, 2004	/s/ Gregory K. Roeper

Gregory K. Roeper
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 27, 2004	/s/ David A. Husband

David A. Husband
Chief Financial Officer and Vice President – Finance
(Principal Financial and Accounting Officer)