Form 10-K
period 2004-12-31
VODAVI TECHNOLOGY INC
filed 2005-03-29
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004                     Commission File Number 0-26912

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
Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (2,181,986 shares) based on the closing price of the common stock as reported on the Nasdaq SmallCap Market on June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $10,102,595. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2005, there were outstanding 3,715,062 shares of the registrant’s common stock, $.001 par value, which excludes 32,402 treasury shares.

Documents incorporated by reference

     None.

VODAVI TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2004

Statement Regarding Forward-Looking Statements

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; technological developments; future products or product development; our product and distribution channel development strategies; potential acquisitions or strategic alliances; the success of particular product of marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in Item 1, “Business — Risk Factors.”

- i -

PART I

ITEM 1. BUSINESS

Introduction

     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional, converged, and IP-based telephone systems and telephony applications, as well as traditional and IP-based commercial grade telephones, that address a wide variety of business applications. Our telephone systems incorporate sophisticated features such as automatic call distribution, scalable networking, Internet Protocol, or IP, as well as wireless solutions. Our telephony applications include Internet messaging, automated attendant, voice and fax mail and computer-telephony products that enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

     Our goal is to develop, deliver, and support high-quality telecommunications products and services that meet the demands of the markets we serve. Key elements of our strategy to achieve that goal include the following:

•	continued expansion of our core business of supplying telephone systems, telephony applications, and commercial grade telephones;

•	focus on IP telephony product developments that provide more Voice over IP, or VoIP, functionality for our legacy products and our IP local area network, or LAN, telephony system;

•	emphasize sales of larger and more advanced systems through our dealers;

•	focus on the integration of existing and newly developed products to provide complete, industry standard-based business communications products to our customers;

•	expand our strategic relationship with LG Electronics Inc., or LGE, which is a member of the multi-billion dollar, Korean-based LG Group; and

•	enhance our existing products and expand our product lines by expanding our technological expertise and distribution channels through

-- internal research and development efforts, and

-- business acquisitions, license arrangements, and other strategic relationships.

     Our corporate offices are located at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona, and our telephone number is (480) 443-6000. All references to our business operations in this report include the operations of Vodavi Technology, Inc. and our subsidiaries. Our website is located at www.vodavi.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to reports filed under the Securities Exchange Act of 1934, and earnings press releases. These filings are available as soon as reasonably practical after we electronically file them with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nomination and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for the CEO and Senior Financial Officers, and any amendments and waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Industry Overview

     The telecommunications industry encompasses a broad range of equipment and service providers. We focus our efforts in the customer premise equipment, or CPE, segment of the industry. Within the CPE segment, we provide business telephone systems, telephony applications, and commercial grade telephones that help small to medium sized businesses streamline operations, reduce costs, and communicate more effectively.

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

     Perhaps the most significant technological advancement in recent years has been the evolution and acceptance of the Internet and other packet-switched networks to carry voice and data traffic. This evolution is transforming the way businesses communicate and allows equipment providers to develop sophisticated systems that offer a wide variety of applications in addition to traditional call switching functions. While utilizing packet-switched networks to carry voice and data traffic can offer more efficiencies and value to businesses, the traditional telephone network utilizing analog and digital time-division-multiplexing, or TDM, technologies remains the standard for voice communications today. Nevertheless, businesses of all sizes will increasingly demand affordable telecommunications systems that provide the capacity for the following:

•	IP-enabled telephone systems, which represent products based on TDM technology that have been blended with IP technology, to create IP capable business communications systems that retain certain TDM functionality while taking advantage of newer IP technology for certain applications;

•	IP telephony, which represents products based exclusively on IP technology for voice and data communications. These products take advantage of a common infrastructure, provide scalability, and integrate with data networks to simplify administration;

•	Voice processing applications that automate call answering, provide voice mail and automated call distribution functions, provide the capacity to manage facsimile messages, and unified messaging applications, which allow users to receive all message types (voice, e-mail, fax) to be managed from their e-mail program;

•	Computer-telephony applications, which greatly enhances efficiency and productivity by integrating businesses’ voice and data networks; and

•	Contact Center applications, wireless offerings, and remote worker applications to further increase employee mobility and efficiency.

Our Products

     We currently design, develop, market, and support a broad range of products that can be categorized as follows:

•	telephone systems, which include traditional digital and IP-based key telephone systems;

•	telephony applications, which include voice messaging, automated attendant, automatic call distribution, as well as advanced messaging products that include fax mail, and unified messaging systems, and computer-telephony products, including Windows-based application products such as PC telephones and attendant consoles, local area network to PBX connection packages, IP gateways, and Internet messaging systems; and

•	commercial grade telephones, which include single-line and multi-line traditional and IP-based telephones.

Telephony Systems

     Sales of telephone systems represented approximately 83% of our revenue during 2004, 81% in 2003, and 72% in 2002. A telephone system consists primarily of a sophisticated switching unit located at the user’s place of business, along with the individual telephone sets and other devices, such as facsimile machines and modems, located at individual “stations.” We supply various models of telephone sets with progressive features for use in conjunction with each of our telephone systems.

     We currently market various lines of telephone systems under our STARPLUS and Vodavi brand names for businesses requiring as few as eight stations up to 492 stations (a 600-port system). Our flagship digital telephone systems are the XTS (eXpandable Telephone System) for larger applications and the STS for smaller businesses and residences. These systems employ a digital architecture in order to provide digital voice transmission and system control. Most of our digital telephone systems feature flexible software combined with modular hardware and card slot design, which allow cost-effective system customization and expansion to meet the needs of individual users. Our digital telephone systems are fully compatible with industry-standard commercial grade telephones and contain an extensive array of standard features that add sophistication generally found only in larger telephone systems. We design our telephone systems to permit expansion or customization for specific business applications by the installation of a variety of voice processing or computer-telephony integration applications.

     In addition, our XTS system can be IP-enabled with the addition of a VoIP Gateway, or LAN card. An IP-enabled XTS, together with our IP networking software package allows up to 32 XTS systems to communicate as one large system using an IP infrastructure. This configuration allows companies with multiple locations or remote workers to communicate more efficiently and to reduce costs by utilizing a common network to connect multiple locations together.

     Our digital systems enable customers to upgrade their telephone systems as their businesses grow and as technology advances by adding or replacing components in stages without replacing their entire systems. As a result, it is generally more economical for the end users to expand our systems than to switch to a competitor’s system. We believe that the cost savings and flexibility we provide our customers through this migration strategy provides us with a competitive advantage.

     Our flagship IP-based telephone system, the Telenium, is based exclusively on IP technology, which allows a business’ local area network or wide area network to be utilized as the communication medium. The Telenium system provides an extensive array of standard features that operate in much the same manner as a traditional system. The Telenium system also offers web-based administration, which simplifies administration locally or from a remote location. The Telenium system accommodates IP telephones, commercial grade telephones, and a variety of incoming lines including traditional as well as ISDN types.

Telephony Applications

     Telephony applications include a combination of various software and hardware solutions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls as well as speeding up and simplifying message delivery and storage. Some of our telephony applications may be integrated with telephone systems sold by competing manufacturers while other applications only integrate with our telephone systems sold by to differentiate them from our competitors’ products and to provide a value-added basis for increased sales and profit margins. Sales of telephony applications accounted for approximately 11% of our revenue during 2004, 13% during 2003, and 17% during 2002.

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

     Computer-Telephony Integration Products

     We market CTI products that use an open architecture to integrate computer and telephone systems into a user-friendly information processing and storage system. Our CTI products allow a user:

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

Commercial Grade Telephones

     We market several models of commercial grade telephones for use with IP-based, analog or digital telephone systems, PBX systems, or telephone company central office, or Centrex, switching systems. Businesses, the hospitality industry, and school districts represent the principal purchasers of our commercial grade telephones. All of our commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by us or by competing manufacturers.

     Our commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. Our more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, built-in Caller ID, and the capability to use custom calling features provided by local telephone companies. Sales of commercial grade telephones represented approximately 5% of our revenue during 2004, 5% of our revenue during 2003, and 7% during 2002.

New Product Development

     We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for productivity enhancing communication solutions. We believe that continuous development of new products and features will be necessary to enable us to continue to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. We are currently focusing our product development efforts on new products and enhancements that will address broader market applications, sophistication, and value to our current product offerings. In addition, through new developments, we are targeting specific market segments that we do not currently serve. Examples of our current developments include the following:

•	An IP software based telephone for mobile worker and remote contact center applications.

•	Advanced IP Interface PCB that provides higher densities, cover cost, and advanced IP feature set for the XTS.

•	a wireless IP product that will offer complete mobility for users of the XTS telephone system;

•	The third phase of our IP telephony system, providing a WiFi offering for mobility applications, softphone software that allows computers and PDA devices to perform as a Telenium station, as well as CTI and contact center enhancements,

•	a new “In Skin” PC platform for our XTS that will provide software applications, such as voice processing, ACD, and CTI, eliminating the need for external computer platforms on the XTS System;

     We are expanding our strategic alliances with LGE and other third parties related to the development of new products, product lines, or product features, including new features on our Telenium IP system. We will continue to seek additional strategic alliances for new product development in the future.

Sales, Marketing, and Distribution

     We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of Authorized Dealers and wholesale distributors, who resell our products to general sales and installation companies and to Authorized Vodavi Dealers that do not buy directly from our company. In March 2002, through our acquisition of Dataspeak Systems, Inc., we began distributing our products and services directly to end-users in the Phoenix metropolitan area. We have in the past and may in the future market our products on a private label basis to original equipment manufacturers, or OEMs.

     Authorized Vodavi Dealers

     We have approximately 300 Authorized Dealers that sell our products. Approximately 200 Authorized Dealers buy our products directly from our company and approximately 100 Authorized Dealers buy our products through our wholesale distributors. Our Authorized Dealers generally must commit to minimum purchases of our products and must be trained and certified through our formal product and sales training program. Our goal is to encourage Authorized Dealers to promote our products to their customers as the preferred line of telecommunications equipment. We provide Authorized Dealers with marketing, sales, and product support services as well as incentive programs to encourage the sale of our products.

     We maintain a program to focus on selling to fewer, but larger and better-established, dealers. We secure arrangements with large-volume, well-qualified dealers and have discontinued sales to dealers that have not provided a sufficient level of sales or support for our products. We strive to secure dealers that maintain large customer bases and possess the resources needed to provide quality sales presentations and support to their customers.

     We believe that the principal advantages of having an authorized dealer program include greater control over the application and installation of our products and the ability to obtain market feedback on product pricing, quality, and technology. Purchases from our Authorized Dealers represented approximately 60% of our total revenue in 2004, whether those purchases were made directly from our company or through our wholesale distributors.

     Wholesale Distributors

     We have a select number of wholesale distributors that resell our full line of products to Authorized Dealers and our STARPLUS line and commercial grade telephones to general telephone sales and installation companies and independent telephone companies. Our STARPLUS line of products consists of our STS, DHS, DHSE, and DHSL telephone systems. We provide ongoing support and training to enable our wholesale distributors to sell more effectively our products and to provide their customers with technical assistance in installation, maintenance, and customer support. We believe that sales through wholesale distributors offer several advantages, including the following:

•	established distribution systems and access to a large number of dealer and national customer accounts;

•	maintenance of customer credit facilities and an established inventory of our products;

•	availability of products in over 600 locations throughout the United States;

•	security of receivables;

•	reduced needs for direct training;

•	effective promotion of our products at trade shows;

•	geographically dispersed sales forces that can reach customers more effectively than we would otherwise be able to do; and

•	lower support and carrying costs compared with the costs associated with direct sales to a large number of dealers.

     Wholesale distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, Target Distributing, Inc, and Power & Telephone Supply Company. Graybar accounted for 26% of our revenue during 2004, and 27% during each of 2003 and 2002. Target, our second largest distributor, accounted for 17% of our revenue during 2004, 14% in 2003 and 12% in 2002.

     Vodavi Direct

     We have a direct sales office that sells our products and provides pre- and post-sales support services directly to end-users in the Phoenix metropolitan area. We acquired this operation during March 2002 through our acquisition of Dataspeak Systems, Inc.

     International Sales

     To date, sales of our products in foreign countries have not represented a significant portion of our revenue. We believe, however, that sales of our products in international markets may increase in the future as demand for features, such as voice mail, advanced messaging, and automatic call distribution increases, as communications infrastructures are improved, and as regulatory differences between countries are eliminated. All of our sales in foreign countries are denominated in U.S. dollars.

     In-house Sales Staff

     We have an in-house sales support staff of eight employees who provide Authorized Dealers and wholesale distributors with order fulfillment, marketing, sales, and technical support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage.

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

     We conduct joint development activities with LGE for the design and development of hardware incorporated into some of our existing or planned telephone systems and commercial grade telephone product lines. Under our joint development projects with LGE, we provide market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGE provides hardware research, design, and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGE contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGE produces the finished goods developed under the alliance. As a result of this arrangement, we have been able to obtain access to LGE’s research and development expertise and resources while controlling our capital expenditures for much of our product development efforts. In addition, our arrangement with LGE enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGE or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. See Item 1, “Business — - Manufacturing” and Item 1, “Business - - Risk Factors – We rely on LGE as a strategic partner.” We have successfully engaged in such projects with LGE in the past and believe that we will continue to have access to LGE’s advanced hardware research and development capabilities as we develop new product lines.

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

Manufacturing

     We obtain our telephone systems, some of our telephony applications, and our commercial grade telephones under manufacturing arrangements with various third-party manufacturers, including LGE. We also purchase certain voice processing products from third parties on an OEM basis. Our agreements with the third-party manufacturers generally require the manufacturers to produce our products according to our technical specifications, to perform quality control functions or otherwise meet our quality standards for manufacturing, and to test or inspect the products prior to shipment. Under the manufacturing agreements, the manufacturers provide us with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform to the warranties within specified periods. All of the equipment and most of the tools and molds used in the manufacturing process are owned by the third-party manufacturers.

     We obtain a majority of our telephone systems, voice mail products and IP-based commercial grade telephones from LGE, which owns the rights to produce this equipment. We purchase products manufactured by LGE in Korea on a purchase order basis. We purchased $20.8 million, $20.0 million, and $15.9 million of product from LGE in 2004, 2003, and 2002, which represented 82%, 82%, and 74%, of our total purchases, respectively. LGE currently owns approximately 23% of our outstanding common stock. See Item 1, “Business — Risk Factors — We rely on LGE as a strategic partner” and “Business — Risk Factors — Certain conflicts of interest may arise as a result of LGE’s ownership interest in our company.”

     We obtain all of our traditional commercial grade telephones and replacement parts for such telephones from LG Information and Communications Thailand, or LGICTH, a joint venture between LGE and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGICTH granted us the right to distribute and sell throughout the United States and Canada the products that LGICTH manufactures for us in Thailand. Our agreement with LGICTH prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The agreement renews automatically for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least three months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. We purchased $1.4 million, $1.1 million, and $2.6 million of product from LGICTH in 2004, 2003, and 2002, which represented 6%, 5%, and 12% of our total purchases, respectively. See Item 1, “Business — Risk Factors — We rely on LGE as a strategic partner” and “Business — Risk Factors — Certain conflicts of interest may arise as a result of LGE’s ownership interest in our company.”

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

     Competitors in the market for voice processing systems include Applied Voice Technology and Key Voice as well as PBX and key system telephone manufacturers that offer integrated voice processing systems of their own design and under various OEM agreements. Competitors in the market for IP telephony systems include 3Com Corporation, AltiGen Communications, Inc., Artisoft, Inc., and Cisco Systems, Inc., in addition to other PBX and key system manufacturers that offer IP enabled systems, including Avaya, NEC and Nortel.

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

Employees

     As of December 31, 2004, we employed a total of 114 persons, all of which are full-time employees at our facilities in Phoenix, Arizona, and Lawrenceville, Georgia. Our current number of full-time employees includes 28 persons in engineering and product development; 61 in sales, marketing, and technical support; 10 in warehouse and distribution functions; and 15 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union.

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

     Graybar accounted for 26% of our sales during 2004, and 27% during each of 2003 and 2002. Accounts receivable from Graybar comprised approximately 32% of total accounts receivable at December 31, 2004. Our second largest distributor in each of the respective years accounted for 17% of our sales during 2004, 14% of our sales during 2003 and 12% during 2002. Accounts receivable from our second largest distributor comprised approximately 25% of total accounts receivable at December 31, 2004.

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

We rely upon LGE as a strategic partner

     We rely on LGE to supply most of our key telephone systems and voice mail products and all of our commercial grade telephones. We also rely on LGE’s engineering, hardware and circuit development, and manufacturing capabilities. We purchased approximately $22.2 million, $21.1 million, and $18.5 million of product LGE and LGITCH, constituting approximately 88%, 87%, and 86% of our total purchases in 2004, 2003, and 2002, respectively. Although we have executed as manufacturing agreement with LGE to supply our products, we cannot be assured that LGE will continue to support our business or operations.

     In January 2005, LGE announced that it plans to establish a joint venture with a division of Nortel Networks Corporation to provide telecommunications networking solutions. Based on the announcement, the proposed joint venture is intended to support the strategy of both companies for ongoing development of telecommunications equipment and networking solutions. LGE management has informed us that the proposed joint venture should not have any adverse effect on our ongoing relationship and, in March 2005, entered into a new five-year agreement with us. The long-term impacts to our business as a result of this joint venture are not known at the present time.

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

     Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management and technical personnel. We have employment agreements with Gregory K. Roeper, our President and Chief Executive Officer; and David A. Husband, our Vice-President – Finance and Chief Financial Officer. We maintain agreements with each of our officers and employees that prohibit them from disclosing confidential information obtained while employed with us. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect our business prospects. We cannot provide assurance that we will be able to retain our current personnel or that we will be able to attract and retain necessary additional personnel. Our internal growth and the expansion of our product lines will require additional expertise in such areas as software development, operational management, and sales and marketing. Such growth and expansion activities will increase further the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. Our failure to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for our success.

Certain conflicts of interest may arise as a result of LGE’s ownership interest in our company.

     LGE currently owns approximately 23% of our outstanding common stock. We obtain most of our digital telephone systems, IP-based products, and voice mail products from LGE and obtain all of our commercial grade telephones and replacement parts for such telephones from LGICTH, an affiliate of LGE. See Item 1, “Business – Manufacturing” and “Risk Factors – LGE’s proposed joint venture with Nortel to develop telecommunications equipment and networking solutions may have a material adverse effect on our business.” As a result of LGE’s direct ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGE and LGICTH. In order to mitigate such conflicts, all decisions with respect to such purchases are made by our officers and reviewed by directors who have no relationship with LGE.

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

     As of March 25, 2005, we had outstanding options to acquire 753,875 shares of our common stock at a weighted average exercise price of $3.10 per share. An additional 488,750 shares remain available for grant under our 2003 Incentive Compensation Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. Additionally, all outstanding options become fully vested and exercisable upon a change of control of our company. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.

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

•	authorize our board of directors to fill vacancies on our board of directors;

•	authorize our board of directors to issue preferred stock in series with such voting rights and other powers as our board of directors may determine; and

•	require the affirmative vote of two-thirds of the directors then in office to approve:

-- a public offering of our capital stock;

-- the merger with or the acquisition of another business or the acquisition of a significant amount of the assets of another business;

-- the sale of a significant amount of our assets;

--•	ur entering into contracts with our stockholders or directors;

--•	ur assumption or acquisition of debt in excess of $1.0 million; and

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

We do not pay cash dividends.

     We have never paid any cash dividends on our common stock. Instead, we have retained our earnings to provide funds for use in our business. Our board of directors reviews our dividend policy from time to time and may elect to pay dividends on our common stock in the future. However, the terms of the revolving line of credit facility between our wholly owned subsidiary Vodavi Communications Systems, Inc. and Comerica Bank prohibit our subsidiary from paying dividends to us without the consent of Comerica. This restriction could limit our ability to pay dividends in the future.

ITEM 2. PROPERTIES

     We sublease, for a ten-year term expiring in December 2011, approximately 55,000 square feet of space in Phoenix, Arizona, where we maintain engineering and design laboratories, a sound engineering laboratory, software development facilities, testing laboratories, product development facilities, customer service support facilities, an employee training facility, warehouse and distribution areas, sales and marketing offices, and administrative and executive offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is listed on the NASDAQ SmallCap Market under the symbol “VTEK.” The following table sets forth the high and low sales prices of our common stock on the NASDAQ SmallCap Market for the periods indicated.

	High	Low
2003:
First quarter	$1.95	$1.36
Second quarter	2.60	1.71
Third quarter	3.66	2.20
Fourth quarter	9.46	2.79

2004:
First quarter	$8.27	$5.52
Second quarter	6.66	4.15
Third quarter	6.07	4.56
Fourth quarter	8.00	5.27

2005:
First quarter (through March 25, 2005)	$7.55	$5.86

     On March 25, 2005, the closing sales price of our common stock was $6.92 per share. As of March 25, 2005 , there were approximately 40 holders of record of our common stock.

Dividend Policy

     We have never paid any cash dividends on our common stock. Instead, we have retained our earnings to provide funds for use in our business. Our board of directors reviews our dividend policy from time to time and may elect to pay dividends on our common stock in the future. However, the terms of the revolving line of credit facility between our wholly owned subsidiary Vodavi Communications Systems, Inc. and Comerica Bank prohibit our subsidiary from paying dividends to us without the consent of Comerica. This restriction could limit our ability to pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 2004, and 2003 are derived from our consolidated financial statements, which have been audited by Mayer Hoffman McCann P.C., independent registered public accounting firm. The selected consolidated financial data presented below as of and for each of the years in the two-year period ended December 31, 2002 are derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data presented below as of and for year ended December 31, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial information provided below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

	Years Ended December 31,
	(in thousands, except per share amounts)
Statement of Operations Data:	2004	2003	2002	2001	2000
Revenue	$43,791	$41,270	$37,328	$34,153 (1)	$47,705
Gross margin	15,431	14,285	13,449	11,170 (2)	17,503
Operating expenses	12,451	12,082	12,164	13,183 (3)	16,041
Operating income (loss)	2,980	2,203	1,285	(2,013)	1,462
Interest expense	6	128	97	406	705

Income (loss) before income taxes and change in accounting principle	2,974	2,075	1,188	(2,419)	757
Provision for (benefit from) income taxes	1,144	804	471	(863)	309

Income (loss) before change in accounting principle	1,830	1,271	717	(1,556)	448
Change in accounting principle	—	—	(1,263)	—	—

Net income (loss)	$1,830	$1,271	$(546)	$(1,556)	$448

Net income (loss) per share, diluted	$0.44	$0.30	$(0.13)	$(0.37)	$0.10

Weighted average shares outstanding, diluted	4,120	4,170	4,428	4,235	4,305

	As of December 31,
	(in thousands)
Balance Sheet Data:	2004	2003	2002	2001	2000
Assets:
Current assets	$16,687	$16,240	$14,829	$14,861	$20,959
Property and equipment, net	1,363	1,453	1,631	1,581	2,033
Goodwill, net	725	725	725	1,638	1,772
Other	50	105	203	193	417

	$18,825	$18,523	$17,388	$18,273	$25,181

Liabilities:
Current liabilities	$6,480	$7,634	$6,748	$7,045	$12,176
Other long-term obligations	24	700	18	200	421

Total liabilities	6,504	8,334	6,766	7,245	12,597
Stockholders’ equity	12,321	10,189	10,622	11,028	12,584

	$18,825	$18,523	$17,388	$18,273	$25,181

(1)	Includes special charges of $432 related to price protection obligations.

(2)	Cost of goods sold includes special charges of $568 related to inventory impairments.

(3)	Includes special charges of $761 related to severance, receivable reserves, and exit costs.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Bad Debts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. As of December 31, 2004, Graybar accounted for 32% and Target accounted for 25% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	64.8	65.4	64.0

Gross margin	35.2	34.6	36.0

Operating expenses:
Engineering and product development.	4.3	5.0	6.3
Selling, general, and administrative	24.1	24.3	26.3

	28.4	29.3	32.6

Operating income	6.8	5.3	3.4
Interest expense, net	.0	.3	.2

Income before taxes and accounting change	6.8	5.0	3.2
Income tax expense	2.6	1.9	1.3

Income before accounting change	4.2	3.1	1.9
Change in accounting principle	—	—	(3.4)

Net income (loss)	4.2%	3.1%	(1.5)%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue

     Revenue for the year ended December 31, 2004 totaled $43.8 million, an increase of 6.1%, from revenue of $41.3 million for the same period of 2003. Sales of our telephone systems increased 8.8% to $36.4 million during fiscal 2004 compared to $33.4 million in fiscal 2003. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones declined 8.1% to $2.1 million during 2004 compared to $2.2 million in 2003. During the third quarter of 2004, we discontinued our 2700 Series of single line telephones and in June 2004 we introduced the 2800 Series. We expect sales of single line telephones to accelerate in 2005. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $4.8 million from $5.2 million between the respective years of 2004 and 2003. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $2.1 million during fiscal 2004 compared with $1.3 million in fiscal 2003. The increase in sales through our direct sales office is attributable to the expansion of our sales force and the positive impact of a focused sales and marketing program.

     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $1.4 million in 2004 compared with a net reduction of $905,000 in 2003.

Gross Margin

     Our gross margin was approximately $15.4 million in 2004 compared with $14.3 million in 2003. Our gross margin as a percentage of total revenue increased to 35.2% during 2004 from 34.6% during 2003. The increase in our gross margin percentage during 2004 is a direct result of the mix of product sales, a higher volume of sales to cover the fixed component of cost of sales, and increased sales at our direct sales office.

Engineering and Product Development

     Engineering and product development expenditures decreased to $1.9 million during 2004 from $2.1 million in 2003. As a percentage of revenue, engineering and product development expenditures decreased to 4.3% of total revenue during fiscal 2004 from 5.0% during fiscal 2003. This reduction reflects a slight decrease in headcount and outsourced development costs primarily related to a specific development that was completed in 2003.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $10.6 million in 2004 compared to $10.0 million in 2003. Factors that increased our expenses include increased compensation and additional marketing and promotional activity. As a percentage of revenue, selling, general, and administrative expenses declined to 24.1% compared with 24.3% in 2003.

Interest Expense

     Interest expense decreased to $6,000 during 2004 compared with $128,000 during 2003. The reduction in interest expense is a direct result of the elimination of interest-bearing debt in the first half of 2004.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.5% in 2004 compared with 38.7% for the same period in 2003.

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

     Sales through our direct dealer program totaled $16.0 million in 2003 compared with $15.4 million in 2002. The increase in sales to our direct dealers is reflective of our program to focus on selling to fewer, but larger and better-established, dealers that are more effective at selling our larger systems. During 2003, our direct dealers also purchased our new STS product line directly from our supply house customers .

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

Liquidity and Capital Resources

     Our net working capital position was approximately $10.2 million at December 31, 2004 compared with $8.6 million at December 31, 2003. We had a cash balance of $4.0 million at December 31, 2004 compared with a cash balance of $2.9 million at December 31, 2003. Sources of cash included positive income from operations, a reduction in inventory of $546,000 and other current assets of $249,000, and $322,000 from the exercise of stock options. Uses of cash during 2004 included an increase in accounts receivable of $245,000 and the pay down of accounts payable and accrued liabilities of $752,000 and $202,000, respectively. We also used approximately $381,000 in 2004 for the purchase of property and equipment, $152,000 to repurchase 32,402 shares of our common stock , and $900,000 to pay off our term loan.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 59 days during each of 2004 and 2003. The timing of payments received from our largest distributors greatly influence our days sales outstanding. Our two largest distributors comprised 57% of our total accounts receivable as of December 31, 2004 and 51% as of December 31, 2003.

     Our inventory turnover, measured in terms of days outstanding on a quarterly basis, was 59 days as of December 31, 2004 compared to 67 days as of December 31, 2003. The decrease in inventory days outstanding is a direct result of our efforts to rationalize our product lines and an increase in sales.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.5 million as of December 31, 2004 compared with $7.4 million as of December 31, 2003. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

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

     In April 2003, we entered into a credit agreement with Comerica Bank (Comerica) of a size that is more reflective of the operational requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of December 31, 2004, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.

     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 5.25% at December 31, 2004, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. In March 2005, we entered into a modification agreement with Comerica extending the expiration date to April 2006.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. In April 2004, we repaid the amount outstanding on our term loan.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of December 31, 2004 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$5,604	$866	$1,597	$1,570	$1,571
Purchase Obligations	4,555	4,555	—	—	—

Total	$10,159	$5,421	$1,597	$1,570	$1,571

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

     We believe that our cash flows from operations, working capital, and credit facilities are sufficient to fund our capital needs during the next 12 months. We intend to continue to explore business acquisition opportunities as they arise and may be required to seek additional financing in the future to meet such opportunities.

International Manufacturing Sources

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE who owns approximately 23% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business - — Risk Factors – We face risks associated with international manufacturing sources.”

Impact of Recently Issued Accounting Standards

     In 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Accounting For Business Combinations, and SFAS No. 142, Goodwill And Other Intangible Assets. These statements modified accounting for business combinations after June 30, 2001 and affected the Company’s treatment of goodwill and other intangible assets effective January 1, 2002. The statements required that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements’ criteria. Intangible assets with estimated useful lives continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives have ceased.

     We determined that upon adoption of these statements on January 1, 2002, the $1.6 million carrying amount of the goodwill as of that date was impaired. The goodwill impairment was recognized in 2002 as a change in accounting principle, net of $375,000 of income taxes.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring those items to be recognized currently in earnings. SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The company believes the adoption of this statement will not have a material impact on our financial condition or results from operations.

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB Opinion No. 29 to eliminate certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company believes that adoption of this statement will not have a material impact on our financial condition or results from operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company has not determined the financial impact that the adoption of SFAS No. 123R may have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At December 31, 2004, we had no outstanding borrowings on the line of credit or term loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the consolidated financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which consolidated financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

     In March 2005 we entered into an exclusive supply and distribution agreement with LG. Pursuant to the terms of the agreement, LG granted us exclusive rights to sell our current products manufactured by LG and any future products jointly developed by LG and us, in the United States, Canada, and the Caribbean Islands (except Cuba) and non-exclusive rights to sell certain products in Mexico. The agreement expires in December 2009.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
William J. Hinz (2)	59	Chairman of the Board
Gregory K. Roeper	44	President, Chief Executive Officer, and Director
David A. Husband	36	Vice President-Finance, Chief Financial Officer, Secretary, and Treasurer
Stephen L. Borcich	58	Vice President – Distribution Sales
Jack A. Henry(1) (2)(3)	61	Director
Emmett E. Mitchell (1)(2)(3)	49	Director
Jong Dae An	45	Director
Paul D. Sonkin (1)(3)	36	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

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

     Gregory K. Roeper has served as President of our company since December 1998 and as Chief Executive Officer and a director of our company since December 1999. Mr. Roeper served as our Chief Operating Officer from June 1998 until December 1999. Between November 1994 and June 1998, Mr. Roeper held a variety of other executive positions with our company, including Chief Financial Officer; Executive Vice President — Finance, Administration, and Operations; Secretary; and Treasurer. From 1982 until 1994, Mr. Roeper was employed with Arthur Andersen LLP.

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

     Stephen L. Borcich has served as our Vice President – Distribution Sales since June 2002. Prior to that, Mr. Borcich served as our Vice President – Sales and Marketing since April 1999. Mr. Borcich served as Vice President – Sales for Voice Technologies Group, a manufacturer and distributor of digital integration technology from August 1998 until March 1999. From February 1997 until July 1998, Mr. Borcich served as Vice President – Sales and Marketing of Q.SyS, Inc., a manufacturer of computer telephony applications. Mr. Borcich also served as Vice President – Sales of Microlog Corporation from December 1990 until September 1995.

     Jack A. Henry has served as a director of our company since November 2001. Mr. Henry began his career in 1966 with Arthur Andersen LLP and held positions in Detroit, Michigan, San Jose, California, Seattle, Washington and Phoenix, Arizona. In 2000, Mr. Henry retired as Managing Partner of the Phoenix office and formed Sierra Blanca Ventures LLC, a private advisory and investment firm. Mr. Henry currently serves on the board of directors of White Electronic Designs Corporation and Tickets.com, Inc. Mr. Henry previously served on the boards of directors of Simula, Inc., and SOS Staffing Services, Inc., both public companies. Mr. Henry attended the U.S. Naval Academy and holds both a Bachelors and Masters of Business Administration from the University of Michigan.

     Jong Dae An has served as a director of our company since August 2004. Mr. An has served as a group leader of the export business within the Network Division of LG Electronics Inc. where his career began in 1986. During most of this tenure with LGE, Mr. An managed the export of telecommunications equipment, establishing considerable market share in North America and Europe through relationships with leading distributors and world-class telecom service providers. Mr. An received a Master of Business Administration degree from the Helsinki School of Economy.

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

     Paul D. Sonkin has served as a director of our company since February 2004. Mr. Sonkin has served as the portfolio manager of the Hummingbird Value Fund, The Hummingbird Microcap Value Fund, and The Hummingbird Concentrated Fund since June 1999. He also serves as an adjunct professor at Columbia University Graduate School of Business, where he teaches courses on security analysis and value investing. From May 1998 to June 1999, Mr. Sonkin served as a senior analyst and portfolio manager at First Manhattan & Co., a firm that specialized in mid- and large-cap value investing. Prior to that, from April 1995 to May 1998, Mr. Sonkin served as an analyst and portfolio manager at Royce & Associates, the investment advisor to the Royce Funds. Prior to receiving an MBA from Columbia University, he worked at Goldman Sachs & Co. and at the U.S. Securities and Exchange Commission. Mr. Sonkin is co-author of “Value Investing: From Graham to Buffet and Beyond.”

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms we received during the fiscal year ended December 31, 2004, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows: (1) Mr. Sonkin filed a late Form 3 regarding his initial beneficial ownership and grant of options upon becoming a director of our company, as well as a late Form 4 covering a grant of options from our company; and (2) each of Messrs. Borcich, Francis, Henry, Mitchell, and Roeper filed one late Form 4 covering the grant of options from our company.

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

     The Audit Committee currently consists of Messrs. Mitchell, Henry, and Hinz. Messrs. Mitchell and Henry are independent directors of our company under applicable NASDAQ rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. Mr. Hinz is not considered an independent director under such rules and is participating as a member of our Audit Committee on a temporary basis pursuant to the exemption provided in NASDAQ MarketPlace Rule 4350(d)(2)(B). The board of directors has determined that each of Messrs. Henry and Mitchell qualify as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

     The following table sets forth certain information with respect to the compensation we paid to our Chief Executive Officer, and two other executive officers who received cash compensation in excess of $100,000 during fiscal 2004. The table also sets forth certain information regarding one former officer of our company.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
				Securities
	Annual Compensation			Underlying	All Other
Name and Principal Position(1)	Year	Salary($)	Bonus ($)	Options(#)(2)	Compensation($)

Gregory K. Roeper	2004	$200,000	$98,957	8,750	$7,579	(3)
President and Chief Executive	2003	$182,500	$114,068	35,000	$7,329	(4)
Officer	2002	$165,000	$25,000	—	$4,329	(5)

David A. Husband	2004	$150,000	$41,791	5,000	$1,000	(6)
Vice President – Finance,	2003	$135,500	$59,412	25,000	$750	(6)
Chief Financial Officer,	2002	$135,000	$25,000	—	$750	(6)
Secretary, and Treasurer

Stephen L. Borcich	2004	$130,000	$31,631	5,000	$1,000	(6)
Vice President – Distribution	2003	$125,000	$54,780	—	$750	(6)
Sales	2002	$125,000	$—	—	$750	(6)

Steven R. Francis	2004	$98,000	$—	5,000	$—
Former Vice President –	2003	$125,000	$32,540	25,000	$750	(6)
Dealer Sales	2002	$102,000	$—	50,000	750	(6)

(1)	We consider Messrs. Roeper, Husband and Borcich to be our executive officers. Mr. Francis , our former Vice President – Dealer Sales, resigned from our company in August 2004.

(2)	The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.

(3)	Represents premium payment of $3,579 for a long-term disability insurance policy and $3,000 for a term life insurance policy paid by our company. Also includes a 401(k) plan matching contribution in the amount of $1,000.

(4)	Represents premium payment of $3,579 for a long-term disability insurance policy and $3,000 for a term life insurance policy paid by our company. Also includes a 401(k) plan matching contribution in the amount of $750.

(5)	Represents premium payment of $3,579 for a long-term disability insurance policy paid by our company and a 401(k) plan matching contribution in the amount of $750.

(6)	Represents a 401(k) plan matching contribution.

Option Grants

     The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
					Potential Realizable
					Value at Assumed
					Annual Rates
	Number of	Percentage of Total			of Stock Price
	Securities	Options			Appreciation for
	Underlying	Granted to			Option Term(2)
	Options	Employees in	Exercise	Expiration
Name	Granted (#)(1)	Fiscal Year	Price	Date	5%	10%
Gregory K. Roeper.	8,750	11.9%	$7.05	2/9/14	$38,795	$98,314
David A. Husband	5,000	6.8%	$7.05	2/9/14	$22,169	$56,179
Stephen L. Borcich	5,000	6.8%	$7.05	2/9/14	$22,169	$56,179
Steven R. Francis.	5,000	6.8%	$7.05	2/9/14	$22,169	$56,179

(1)	Each of the options granted vest ratably over a four-year period.

(2)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

Aggregate Option Exercises and Fiscal Year-End Option Holdings

     The following table provides information on options exercised during fiscal 2004 by the officers listed and the value of each such officer’s unexercised options of December 31, 2004.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of securities		Value of Unexercised In-the-
	Shares		Underlying Unexercised		Money Options at Fiscal
	Acquired on	Value	Options at Fiscal Year-End (#)		Year-End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory K. Roeper	12,500	$46,625	227,500	26,250	$969,425	$162,050
David A. Husband	—	—	65,000	31,250	$382,950	$195,900
Stephen L. Borcich	—	—	57,500	7,500	$267,125	$45,000
Steven R. Francis (2)	31,250	$139,938	—	—	$—	$—

(1)	Calculated based upon the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2004 of $7.51 per share.

(2)	Mr. Francis resigned as an officer of our company during August 2004. Pursuant to his employment agreement, all of his unvested options were cancelled at that time and his vested options that were not exercised were terminated during September 2004.

Employment Agreements

     William J. Hinz

     We had an employment agreement with William J. Hinz that expired in September 2004. The agreement provided for Mr. Hinz to serve as our Chairman of the Board and to receive a base salary of $75,000 per annum. See “Director Compensation and Other Information.”

     Gregory K. Roeper

     Effective October 1, 2003, we renewed and amended Mr. Roeper’s employment agreement for a term expiring on December 31, 2004. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Roeper to serve as our President and Chief Executive Officer. The employment agreement provided for Mr. Roeper to receive a base salary of $200,000 during fiscal 2004.

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

     David A. Husband

     Effective January 1, 2004, we entered into a new employment agreement with Mr. Husband. The agreement has an initial term of one year, and automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Husband to serve as our Vice President – Finance and Chief Financial Officer. The employment agreement provided for Mr. Husband to receive a base salary of $150,000 per annum.

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

     Steven R. Francis

     Effective January 1, 2004 we entered into a new employment agreement with Mr. Francis. The agreement had an initial term through December 31, 2004, and automatically renewed for successive one-year terms unless either party terminated by giving the other party at least 30 days’ written notice. The employment agreement provided for Mr. Francis to serve as Vice President – Dealer Sales for a base salary of $135,000 per annum.

     During August 2004, Mr. Francis resigned as an officer of our company. Under the terms of his employment agreement, Mr. Francis was not entitled to receive any further compensation upon his resignation and all of his unvested options were cancelled. Any vested options held by Mr. Francis that were not exercised were terminated during September 2004.

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

401(k) Profit Sharing Plan

     In April 1994, we adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, we may make matching and discretionary contributions in such amounts as may be determined by our Board of Directors. During fiscal 2004, we expensed matching contributions pursuant to the 401(k) Plan to all executive officers as a group in the amount of $3,000.

1994 Stock Option Plan

     The 1994 Stock Option Plan, as amended, provided for

•	the granting of incentive stock options or nonqualified options to acquire our common stock;

•	the granting of stock appreciation rights;

•	the direct granting of shares of our common stock; and

•	the granting of other cash awards to key employees of our company and to consultants or independent contractors who provide valuable services to us.

     The plan also provided for automatic grants of stock options to non-employee directors of our company under an automatic program. Under the automatic program, each newly elected non-employee member of our Board of Directors received an automatic initial grant of options to acquire 5,000 shares of common stock on the date of his or her first appointment or election to our Board of Directors. In addition, options to acquire 5,000 shares of common stock were automatically granted to each non-employee director at the meeting of our Board of Directors held immediately after each annual meeting of stockholders.

     We were authorized to issue 1,600,000 shares of Common Stock under the 1994 Plan. As of March 25, 2005, 405,625 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 642,625 shares of our common stock under the plan. The 1994 Plan expired in April 2004 and all remaining options available for grant were cancelled. We may not grant additional awards under the 1994 Plan. Any awards outstanding on the expiration date were not affected by virtue of the expiration of the 1994 Plan. In approving the 2003 Plan discussed below, the Board considered that the remaining shares available under the 1994 Plan would be cancelled in favor of the new shares available under the 2003 Plan.

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

General Terms of the 2003 Plan; Shares Available for Issuance

     The 2003 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company. The 2003 Plan authorizes the issuance of 600,000 shares of stock, and no more than 500,000 shares may be issued pursuant to incentive stock options. As of March 25, 2005, no shares of common stock have been issued upon exercise of options granted under the 2003 Plan, and there were outstanding options to acquire 111,250 shares of our common stock under the 2003 Plan. As of March 25, 2005, an additional 488,750 shares of common stock were available for grant under the 2003 Plan. The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 200,000. If any award previously granted under the 2003 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2003 Plan. If any change is made in the stock subject to the 2003 Plan, or subject to any award granted under the 2003 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2003 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price grant price, or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Committee determines appropriate.

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

Director Compensation and Other Information

     Employees of our company do not receive compensation for serving as members of our Board of Directors. Each independent director receives a quarterly retainer fee of $3,750 payable on the first day of each quarter. Each independent director also receives a $500 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending meetings of our Board of Directors.- Committee members receive a $500 fee for attendance at committee meetings that are held on days other than days on which a Board of Directors’ meeting is held. Our Chairman, William J. Hinz, receives a quarterly retainer fee of $4,688 payable on the first day of each quarter. Mr. Hinz also receives a $625 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending board meetings. Mr. Hinz also receives a $625 fee for his attendance at Audit Committee meetings that are held on days other than days on which a Board of Directors meeting is held. Non-employees who serve as directors of our company also receive an annual automatic stock option grant to purchase 5,000 shares of stock under our 2003 Incentive Compensation Plan. Each automatic grant under the 2003 Plan shall vest and become exercisable on the earlier of (1) the first anniversary of the date of grant, or (2) the day prior to the next regularly held annual meeting of our stockholders.

Compensation Committee Interlocks and Insider Participation

     Performance evaluation and compensation decisions relating to 2004 were made by the Compensation Committee of our Board of Directors, which consisted of Messrs. Henry, Mitchell, and Sonkin. During fiscal 2004, Mr. Stephen A McConnell, a former director of our company, also served on our Compensation Committee. Mr. McConnell’s term as a director of our company expired during May 2004 and he did not stand for re-election. None of such persons had any contractual or other relationships with us during fiscal 2004 except as directors. See Item 11, “Executive Compensation—Director Compensation and Other Information.”

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

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2004 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under Item 11, “Executive Compensation;” (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

	Number of
Name and Address of Beneficial Owner (1)	Shares (2)		Percent (2)
Directors and Executive Officers:
William J. Hinz	75,000	(3)	2.0%
Gregory K. Roeper	238,225	(4)	6.0%
David A. Husband	84,850	(5)	2.2%
Stephen L. Borcich	57,500	(6)	1.5%
Steven R. Francis	100,000		2.7%
Jong Dae An	—		*
Jack A. Henry	15,900	(7)	*
Emmett E. Mitchell	15,300	(8)	*
Paul D. Sonkin	510,414	(9)	13.7%
All directors and officers as a group (9 persons)	1,097,189		26.3%

Non-management 5% Stockholders:
LG Electronics, Inc.	862,500	(10)	23.2%
Hummingbird Management, LLC	500,414	(9)	13.5%
Barclays Global Investors, NA	200,272	(11)	5.4%

*	Less than 1%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona 85034.

(2)	The percentages shown are calculated based upon 3,715,062 shares of our common stock outstanding on December 31, 2004. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of December 31, 2004. In calculating ownership percentage, all shares of common stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of December 31, 2004 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder. Percentages may be rounded. Includes, when applicable, shares owned of record by such person’s children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.

(3)	Includes 75,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,725 shares of common stock and 227,500 shares of common stock issuable upon exercise of options, but excludes 26,250 shares of common stock issuable upon exercise of unvested stock options.

(5)	Includes 19,850 shares of common stock and 65,000 shares of common stock issuable upon exercise of options, but excludes 31,250 shares of common stock issuable upon exercise of unvested stock options.

(6)	Includes 57,500 shares of common stock issuable upon exercise of options, but excludes 7,500 shares of common stock issuable upon exercise of unvested stock options.

(7)	Includes 900 shares of common stock and 15,000 shares of common stock issuable upon exercise of stock options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(8)	Includes 3,300 shares of common stock and 12,000 shares issuable upon exercise of options, but excludes 5,000 shares of common stock issuable upon exercise of unvested stock options.

(9)	Mr. Sonkin is a control person of Humingbird Management, LLC. Amounts listed for Hummingbird represent 500,414 shares of common stock beneficially owned by Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC), as investment manager to The Hummingbird Value Fund, L.P. The managing member of Hummingbird Management is Paul D. Sonkin, who also serves as the managing member of HVF Capital, the general partner of The Hummingbird Value Fund and The Hummingbird Microcap Value Fund. Hummingbird Management has sole voting and dispositive power over the shares, and Hummingbird Management disclaims any economic interest or beneficial ownership of the shares. The address of Hummingbird Management, LLC is 460 Park Avenue, 12th Floor, New York, New York 10022. In addition to the amounts listed for Hummingbird Management, Mr. Sonkin’s beneficial ownership, for which Mr. Sonkin has sole voting and dispositive power, includes 5,000 shares of common stock and 5,000 shares issuable upon exercise of options, neither of which is included in the beneficial ownership of Hummingbird Management.

(10)	Represents shares of common stock beneficially owned by LG Electronics Inc. LGE has sole voting power and sole dispositive power over such shares. LGE acquired the shares of our common stock in connection with the merger of its minority owned subsidiary, LGIC, with and into LGE during September 2000. The address of LGE is LG Twin Towers, 20 Yoido-dong, Youngdungpo-gu, Seoul 150-721, Korea.

(11)	Represents shares of common stock beneficially owned by Barclays Global Investors, NA. Barclays has sole voting power and sole dispositive power over all of such shares. The address of Barclays is 45 Fremont Street, San Francisco, California 94105.

Equity Compensation Plan Information

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1994 Stock Option Plan and our 2003 Incentive Compensation Plan as of December 31, 2004.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights	Warrants, and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders	738,625	$2.84	531,250
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	738,625	$2.84	531,250

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LG Electronics Inc., our principal supplier, owns approximately 23% of our outstanding common stock. Jong Dae An, a director of our company since August 2004 and Jong Hwa Choi, a director of our company from February 2003 until August 2004, are officers of LGE or its affiliates. We purchased approximately $22.2 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2004. We believe that the purchases from LGE and its affiliate approximate terms that would be offered by non-related parties. We owed LGE and its affiliate approximately $4.0 million for product purchases as of December 31, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Aggregate fees billed to our company for the fiscal years ended December 31, 2004 and 2003 by our principal accounting firm are as follows:

	2004	2003
Audit Fees (1)	$80,000	$74,500
Audit-Related Fees (2)	$7,000	$15,650
Tax Fees (3)	$21,404	$16,255
All Other Fees	$—	$—

(1)	Represents fees associated with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, and related consents.

(2)	Represents fees associated with the audit of our 401(k) benefit plan in each of the years presented, and fees and expenses in 2003 associated with the transition of our principal accounting firm from Deloitte & Touche LLP to Mayer Hoffman McCann P.C. in 2003.

(3)	Represents fees associated with the preparation of our corporate, federal and state income tax returns and assistance with our quarterly estimated tax payments.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-3 of this report.

(b)	Exhibits

Exhibit
Number	Exhibit
3.1	Amended Certificate of Incorporation of the Registrant (l)
3.2	Amended and Restated Bylaws of the Registrant (l)
4.1	Form of Certificate representing shares of Common Stock, par value $.001 per share (1)
10.13A	Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)
10.19	OEM Agreement dated as of June 19, 1995, between Tecom Co., Ltd. and Vodavi Communications Systems, Inc. (3)
10.35	Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (4)
10.36	License Agreement dated May 17, 1999, between Santa Barbara Connected Systems Corporation and Vodavi Technology, Inc. (4)
10.37	Object Code Software License Agreement dated May 24, 1999, between D2 Technologies, Inc. and Vodavi Technology, Inc. (4)
10.47	Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (5)
10.49	Second Amended and Restated 1994 Stock Option Plan (amended through May 13, 2002) (6)
10.53	Credit Agreement dated as of April 10, 2003 by and between Vodavi Communication Systems, Inc. and Comerica Bank — California. (7)
10.54	Vodavi Technology, Inc. 2003 Incentive Compensation Plan (8)
10.55	Employment Agreement, effective October 1, 2003, between Gregory K. Roeper and Vodavi Technology, Inc. (8)
10.56	Employment Agreement, effective January 1, 2004, between David A. Husband and Vodavi Technology, Inc. (8)
10.57	Employment Agreement, effective January 1, 2004, between Steven R. Francis and Vodavi Technology, Inc. (8)
10.58	Modification to Credit Agreement, dated February 15, 2005, between Vodavi Communications Systems, Inc. and Comerica Bank
10.59	Vodavi Key System Agreement, dated January 1, 2005, between Vodavi Communications Systems, Inc. and LG Electronics, Inc.
21	List of Subsidiaries (8)
23.1	Consent of Mayer Hoffman McCann P.C.
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed on April 1, 1996.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.

(6)	Incorporated by reference to Registration Statement on Form S-8 (No. 333-98819) as filed by the Registrant on August 27, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on April 29, 2003.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 12, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Date: March 29, 2005	By:	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ William J. Hinz William J. Hinz	Chairman of the Board	March 29, 2005
/s/ Gregory K. Roeper Gregory K. Roeper	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2005
/s/ David A. Husband David A. Husband	Vice President – Finance, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 29, 2005
/s/ Jong Dae An Jong Dae An	Director	March 29, 2005
/s/ Jack A. Henry Jack A. Henry	Director	March 29, 2005
/s/ Emmett E. Mitchell Emmett E. Mitchell	Director	March 29, 2005
/s/ Paul D. Sonkin Paul D. Sonkin	Director	March 29, 2005

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

VODAVI TECHNOLOGY, INC.

We have audited the accompanying consolidated balance sheets of Vodavi Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
February 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Vodavi Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Vodavi Technology and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1. j. to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 14, 2003

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
In thousands except share and per share amounts

	December 31,
	2004	2003
Assets
Current Assets
Cash	$4,000	$2,924
Accounts receivable, net of reserves for doubtful accounts and sales returns of $387 in 2004 and $345 in 2003	7,145	6,988
Inventories	4,569	5,115
Deferred income taxes	454	445
Prepaid expenses and other	519	768

Total current assets	16,687	16,240

Property and equipment, net	1,363	1,453

Goodwill	725	725

Deferred Income Taxes	—	34

Other Long-Term Assets, net	50	71

	$18,825	$18,523

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$497	$1,031
Accrued liabilities	1,352	1,568
Accrued rebates	641	627
Trade accounts payable to stockholder	3,990	4,208
Current maturities of long-term debt	—	200

Total current liabilities	6,480	7,634

Deferred Income Taxes	24	—

Long-Term Debt, net of current maturities	—	700

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,747,464 and 3,610,464 shares issued at December 31, 2004 and 2003, respectively	4	4
Additional paid-in capital	11,495	11,041
Retained earnings (deficit)	974	(856)
Treasury stock, 32,402 shares at cost	(152)	—

	12,321	10,189

	$18,825	$18,523

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
In thousands except per share amounts

	Years Ended December 31,
	2004	2003	2002
Revenue, net	$43,791	$41,270	$37,328

Cost of Goods Sold	28,360	26,985	23,879

Gross Margin	15,431	14,285	13,449

Operating Expenses:
Engineering and product development	1,889	2,071	2,333
Selling, general, and administrative	10,562	10,011	9,831

	12,451	12,082	12,164

Operating Income	2,980	2,203	1,285

Interest Expense	6	128	97

Income Before Income Taxes and Change in Accounting Principle	2,974	2,075	1,188

Provision for Income Taxes	1,144	804	471

Income Before Change in Accounting Principle	1,830	1,271	717

Change in Accounting Principle, net of taxes	—	—	(1,263)

Net Income (Loss)	$1,830	$1,271	$(546)

Basic earnings per share:
Income before change in accounting principle	$0.50	$0.33	$0.16
Change in accounting principle	—	—	(0.29)

Net Income (Loss)	$0.50	$0.33	$(0.13)

Diluted earnings per share:
Income before change in accounting principle	$0.44	$0.30	$0.16
Change in accounting principle	—	—	(0.29)

Net Income (Loss)	$0.44	$0.30	$(0.13)

Weighted Average Shares Outstanding:
Basic	3,651	3,906	4,331

Diluted	4,120	4,170	4,428

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

In thousands except share amounts

			Additional	Retained
	Common Stock		Paid-In	Earnings	Treasury Stock
	Shares Issued	Amount	Capital	(Deficit)	Shares	Amount	Total
Balance, December 31, 2001	4,553,488	$5	$13,363	$(1,581)	(318,700)	$(759)	$11,028
Net loss	—	—	—	(546)	—	—	(546)
Common stock issued	115,000	—	150	—	—	—	150
Tax effect of expired warrants	—	—	(10)	—	—	—	(10)

Balance, December 31, 2002	4,668,488	5	13,503	(2,127)	(318,700)	(759)	10,622
Net Income	—	—	—	1,271	—	—	1,271
Stock Repurchase	(829,199)	(1)	(2,062)	—	—	—	(2,063)
Options Exercised	89,875	—	218	—	—	—	218
Stock Option Tax Benefit	—	—	136	—	—	—	136
Stockholder Contribution	—	—	5	—	—	—	5

Balance, December 31, 2003	3,929,164	4	11,800	(856)	(318,700)	(759)	10,189

Net Income	—	—	—	1,830	—	—	1,830
Stock Repurchase	—	—	—	—	(32,402)	(152)	(152)
Retire Treasury Stock	(318,700)	—	(759)	—	318,700	759	—
Options Exercised	137,000	—	322	—	—	—	322
Stock Option Tax Benefits	—	—	132	—	—	—	132

Balance, December 31, 2004	3,747,464	$4	$11,495	$974	(32,402)	$(152)	$12,321

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
In thousands

	Years ended December 31,
	2004	2003	2002
Cash flows from Operating Activities:
Net income (loss)	$1,830	$1,271	$(546)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	492	467	635
Change in accounting principle	—	—	1,263
Tax benefit on stock option exercises	132	136	—
Provision for doubtful accounts and sales returns	88	146	256
Deferred taxes	49	117	397
Changes in working capital:
Accounts receivable	(245)	(463)	69
Inventories	546	435	(199)
Income tax receivable	—	300	539
Prepaid expenses and other	249	(37)	(148)
Other long-term assets	—	(47)	3
Accounts payable	(534)	(219)	(204)
Trade accounts payable to stockholder	(218)	243	2,981
Accrued liabilities and accrued rebates	(202)	644	(543)

Net cash provided by
operating activities	2,187	2,993	4,503

Cash flows from Investing Activities:
Cash paid to acquire property and equipment	(381)	(270)	(485)
Cash paid to acquire DataSpeak Systems, Inc.	—	—	(624)

Net cash used in investing activities	(381)	(270)	(1,109)

Cash Flows from Financing Activities:
Payments on revolving credit facility, net	—	—	(2,593)
Borrowings on term loan	—	1,000	—
Repayments on term loan	(900)	(100)	—
Purchase of common stock	—	(2,063)	—
Purchase of treasury Stock	(152)	—	—
Stock options exercised	322	218	—
Stockholder contribution	—	5	—

Net cash used in financing activities	(730)	(940)	(2,593)

Change in Cash	1,076	1,783	801
Cash, beginning of period	2,924	1,141	340

Cash, end of period	$4,000	$2,924	$1,141

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

The Company currently obtains most of its products from manufacturers located in South Korea and Thailand. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. The Company does not own most of the equipment, tools, and molds used in the manufacturing process and has only limited control over the manufacturing of its products. A majority of these purchases are made from a stockholder (see Note 8).

b. Concentrations

Sales to the Company’s largest distributor, Graybar Electric Company, Inc., accounted for 26% of total revenue in 2004 and 27% during each of 2003 and 2002. During the same periods, sales to the Company’s second largest distributor accounted for an additional 17%, 14%, and 12% of total revenue, respectively. Accounts receivable from the two largest distributors comprise 57% and 51% of total accounts receivable as of December 31, 2004 and 2003, respectively. No other customers accounted for more than 10% of the Company’s revenue.

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

c. Principles of Consolidation

The consolidated financial statements include the accounts of Vodavi Technology, Inc. and its wholly owned subsidiaries Vodavi Communications Systems, Inc. and Vodavi Direct, Inc. All material intercompany transactions have been eliminated in consolidation.

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

e. Inventories

Inventories consist of finished products purchased from a stockholder and other third-party manufacturers and are stated at the lower of cost (first-in, first-out method) or market. The Company’s assessment of market value is determined by, among other things, historical and forecasted sales activity, the condition of specific inventory items, and competitive pricing considerations. When the assessed market value is less than the purchased cost, provision is made in the financial statements to reduce the carrying amount of the respective inventory items to market value.

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

Property and equipment and the related useful lives consist of the following as of December 31, 2004 and 2003, respectively.

	Useful Life
Type of Asset	In Years	2004	2003
		(in thousands)
Office and computer equipment	3-5	$2,913	$3,027
Furniture and fixtures	7-10	494	579
Tooling and test equipment	5-8	1,925	1,879

		5,332	5,485
Less – accumulated depreciation		(3,969)	(4,032)

		$1,363	$1,453

Depreciation expense was $471,00, $448,000, and $485,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

g. Goodwill

Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. On January 1, 2002, the Company changed its method of accounting for goodwill. See note j below.

h. Other Long-Term Assets

Other long-term assets consists principally of bank commitment fees and the cash surrender value of key man life insurance. Amortization of bank commitment fees is recognized as a component of interest expense and totaled $21,000, $19,000, and $0 in 2004, 2003, and 2002 respectively.

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

In 2001, the FASB issued Statement No. 141, Accounting For Business Combinations, and Statement No. 142, Goodwill And Other Intangible Assets. These statements modified accounting for business combinations after June 30, 2001 and affected the Company’s treatment of goodwill and other intangible assets effective January 1, 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Intangible assets with estimated useful lives continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives have ceased.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring those items to be recognized currently in earnings. SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The company believes the adoption of this statement will not have a material impact on our financial condition or results from operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB Opinion No. 29 to eliminate certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company believes that adoption of this statement will not have a material impact on our financial condition or results from operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company has not determined the financial impact that the adoption of SFAS No. 123R may have on its financial statements.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Revenue is recorded net of discounts, allowances for sales returns, and volume rebates.

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

No stock-based employee compensation cost is reflected in net income as all options granted under the Company’s stock-based compensation plans had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting as prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been reported as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss):
As reported	$1,830	$1,271	$(546)
Employee compensation included in net income (loss)	—	—	—
Fair value of options granted, net of taxes (1)	(198)	(105)	(131)

Pro forma	$1,632	$1,166	$(677)

Earnings (loss) per share:
As reported – basic	$0.50	$0.33	$(0.13)
As reported – diluted	$0.44	$0.30	$(0.13)
Pro forma – basic	$0.45	$0.30	$(0.16)
Pro forma – diluted	$0.40	$0.28	$(0.16)

(1) The fair value of options granted was determined by using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002

Risk free interest rate	3.20%	3.05%	3.05%
Expected dividends	None	None	None
Expected lives in years	5.0	5.0	5.0
Expected volatility	86.4%	76.1%	76.1%

o.	Earnings Per Share

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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	2004	2003	2002
	(In thousands, except per share data)
Income before change in accounting principle	$1,830	$1,271	$717
Change in accounting principle	—	—	(1,263)

Net income (loss)	$1,830	$1,271	$(546)

Weighted average common shares for basic earnings per share	3,651	3,906	4,331
Effect of dilutive stock options(1)	469	264	97

Weighted average common shares for diluted earnings per share	4,120	4,170	4,428

Basic earnings per share:
Income before change in accounting principle	$0.50	$0.33	$0.16
Change in accounting principle	—	—	(0.29)

Net income (loss)	$0.50	$0.33	$(0.13)

Diluted earnings per share:
Income (loss) before change in accounting principle	$0.44	$0.30	$0.16
Change in accounting principle	—	—	(0.29)

Net income (loss)	$0.44	$0.30	$(0.13)

(1)       Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 87,000, 243,000, and 625,000 shares had an exercise price greater than the average market price during the years ended December 31, 2004, 2003, and 2002, respectively, and therefore did not enter into the earnings per share calculation.

p.	Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, trade accounts payable to stockholder, and accrued liabilities approximate fair values due to the short-term maturities of these instruments. As the revolving credit facility and term loan bear a variable interest rate based on the prime rate, the carrying value approximates fair value.

q.	Segments

The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.

r.	Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 2003 to conform to the current year’s presentation.

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

In April 2003, the Company entered into a credit agreement with Comerica Bank (“Comerica”), which established a $5.0 million revolving line of credit facility and a $1.0 million term loan (the “Credit Facility”). Advances under the Credit Facility are based upon eligible accounts receivable and inventory of the Company’s wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of the Company’s assets. The Credit Facility contains covenants that are customary for similar credit facilities and also prohibits the Company’s operating subsidiaries from paying dividends to the Company without the consent of Comerica. As of December 31, 2004, the Company had no outstanding borrowings on its line of credit and $5.0 million available for future advances.

The $5.0 million revolving line of credit bears interest at Comerica’s prime rate (5.25% as of December 31, 2004) and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. In March 2005, the Company entered into a modification agreement with Comerica extending the expiration of the credit agreement to April 2006.

The $1.0 million term loan was available to the Company only for the purpose of acquiring its common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. The term loan was repaid in 2004.

4.	Commitments and Contingencies

a.	Legal Matters

The Company was involved in a legal dispute related to a strategic alliance agreement. In October 2002, the parties settled the dispute. As a result, the Company paid $250,000 for the settlement and incurred an additional $50,000 of legal fees. The financial impact of the settlement is included in the consolidated financial statements for the year ended December 31, 2002.

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

The Company has entered into long-term operating lease agreements for all of its office and warehouse facilities and certain vehicles. Minimum payments under the Company’s lease agreements are as follows (in thousands):

		Sublease
Years Ending December 31,	Operating Leases	Rentals	Total

2005	867	(15)	852
2006	811	—	811
2007	785	—	785
2008	785	—	785
2009	785	—	785
Thereafter	1,571	—	1,571

Total minimum lease commitments	$5,604	$(15)	$5,589

Certain of the Company’s lease agreements provide for initial periods of free or discounted rental payments. Rent expense is recognized on a straight-line basis and was approximately $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2004, 2003, and 2002 respectively. The difference between rent expensed and rent paid was $9,000, $9,000, and $23,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

c.	401(k) Profit Sharing Plan

The Company sponsors a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $72,000, $58,000 and $64,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

6.	Stockholders’ Equity

a.	Treasury Stock

The Company has a stock repurchase program under which the Company may purchase up to $1.0 million of its common stock through March 31, 2005. As of December 31, 2004, the Company had purchased 32,402 shares of common stock for $152,000.

b.	Self Tender Offer – Stock Repurchase

In May 2003, the Company commenced a self-tender offer to purchase up to 1,000,000 shares of its common stock for $2.40 per share. On June 13, 2003, the Company repurchased 829,199 shares of its common stock at $2.40 per share pursuant to the tender offer. The purchase price of approximately $2.1 million, which included offering costs of approximately $73,000, was recorded as a reduction to common stock and additional paid in capital in the accompanying consolidated balance sheets

c.	Vodavi Technology, Inc. 1994 Stock Option Plan (the 1994 Plan)

The 1994 Plan, as amended, provided for the granting of (a) options to purchase shares of the Company’s common stock, (b) stock appreciation rights, (c) shares of the Company’s common stock, or (d) other cash awards related to the value of the Company’s common stock. Under the 1994 Plan, options and other awards were issued to key personnel of the Company. The options issued were incentive stock options and nonqualified stock options. The 1994 Plan also included an automatic program under which nonqualified options were automatically granted to the Company’s nonemployee directors. The 1994 Plan expired in April 2004. All outstanding options granted under the 1994 Plan prior to its expiration shall remain outstanding until the expiration date of the individual option grants and all remaining options available for grant at the expiration date were cancelled.

d.	Vodavi Technology, Inc. 2003 Incentive Compensation Plan (the 2003 Plan)

The 2003 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our Company. The 2003 Plan authorizes the issuance of 600,000 shares of stock, and no more than 500,000 shares may be issued pursuant to incentive stock options. The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 200,000 shares. If any award previously granted under the 2003 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2003 Plan. If any change is made in the stock subject to the 2003 Plan, or subject to any award granted under the 2003 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2003 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price, grant price, or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Committee determines appropriate.

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

The following table sets forth the activity under the 1994 Plan and the 2003 Plan for each of the years presented:

	December 31, 2004		December 31, 2003		December 31, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding at beginning of period	863,125	$2.46	880,500	$2.89	804,500	$3.08
Granted	73,750	6.19	185,000	1.81	112,500	1.70
Forfeited	(61,250)	7.00	(112,500)	4.84	(36,500)	3.42
Exercised	(137,000)	2.35	(89,875)	2.43	—	—

Options outstanding at end of period	738,625	$2.84	863,125	$2.46	880,500	$2.89

Options available for grant	531,250		1,094,500(1)		567,000

Exercisable at end of period	532,250	$2.79	517,000	$3.00	530,875	$3.52

Weighted average fair value of options granted		$4.28		$0.82		$1.08

(1) Options available for grant at December 31, 2003 included 494,500 under the 1994 Plan and 600,000 under the 2003 Plan. The Company canceled all remaining options available for grant under the 1994 Plan when it expired in April 2004.

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
Range of	December 31,	Contractual	Average	December 31,	Average
Exercise Prices	2004	Life (in years)	Exercise Price	2003	Exercise Price

$0.71 - $2.81	537,375	6.0	$1.94	399,750	$2.13
$2.82 - $4.93	99,500	4.3	$4.16	84,500	$4.08
$4.94 - $7.05	101,750	5.5	$6.29	48,000	$6.00

	738,625		$2.84	532,250	$2.79

7.	Income Taxes

The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

	2004	2003	2002
	(in thousands)

Current	$1,095	$687	$74
Deferred	49	117	397

	$1,144	$804	$471

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of deferred income taxes at December 31, 2004 and 2003, were as follows:

	2004	2003
	(in thousands)
Current deferred tax assets:
Receivable reserves	$73	$72
UNICAP adjustment	79	80
Other reserves and accruals	262	209
Research and development credits	40	84

	$454	$445

Long-term deferred tax assets (liabilities):
Depreciation and amortization differences (1)	$(24)	$34

(1) The Company had a valuation allowance of $127,000 on certain long-term deferred tax assets as of December 31, 2004 and 2003.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate is as follows:

	2004	2003	2002

Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net	3.6	3.3	3.3
Research and development and other tax credits	(0.5)	(1.6)	(2.8)
Non-deductible expenses, reserves, and other permanent differences	1.4	3.0	5.1

	38.5%	38.7%	39.6%

8.	Related Party Transactions

LG Electronics Inc. (LGE), the Company’s principal supplier, owned approximately 23% of the Company’s outstanding common stock at December 31, 2004 and has a designated member on the Company’s board of directors. The Company purchased approximately $22.2 million, $21.1 million, and $18.5 million of key telephone systems, commercial grade telephones, and voice mail products from LGE and an affiliate of LGE during 2004, 2003, and 2002, respectively. The Company owed LGE and its affiliate a total of $3,990,000 and $4,208,000 for product purchases at December 31, 2004 and 2003, respectively. The Company’s payment terms with LGE and its affiliate are 60 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

In July 2001, the Company entered into a development agreement with LGE under which the Company developed for LGE certain advanced voice messaging technologies. The Company recorded revenue of $0 in 2004, $24,000 in 2003 and $183,500 in 2002 for work performed under the development agreement using the percentage of completion method. The project was completed in 2003.

9.	Supplemental Cash Flow Information

Cash paid for interest and income taxes for the years ended December 31, 2004, 2003, and 2002 was as follows:

	2004	2003	2002
	(in thousands)

Interest	$15	$128	$97
Income taxes	$1,232	$195	$401

Supplemental schedule of non-cash activities:

2002
(in thousands)

Common Stock issued to acquire DataSpeak Systems, Inc.	$135
Common Stock issued in lieu of employee cash bonus	$15
Tax effect of expired warrants	$(10)

There were no non-cash activities during the years ended December 31, 2004 or 2003.

10.	Summary of Quarterly Results (unaudited): (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2004
Revenue, net	$9,787	$11,240	$11,690	$11,074	$43,791
Gross margin	3,380	3,944	4,161	3,946	15,431
Income before income taxes	350	736	1,068	820	2,974
Provision for income taxes	134	283	411	316	1,144
Net income	$216	$453	$657	$504	$1,830
Diluted earnings per share	$0.05	$0.11	$0.16	$0.12	$0.44

2003
Revenue, net	$9,063	$10,214	$11,397	$10,596	$41,270
Gross margin	3,179	3,444	3,941	3,721	14,285
Income before income taxes	212	552	747	564	2,075
Provision for income taxes	85	219	295	205	804
Net income	$127	$333	$452	$359	$1,271
Diluted earnings per share	$0.03	$0.08	$0.12	$0.09	$0.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders

VODAVI TECHNOLOGY, INC.

We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries as of and for the years ended December 31, 2004 and 2003 and have issued our report thereon dated February 10, 2005 (included herein on page F-2 of this Form 10-K). Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II – Valuation and Qualifying Accounts on page S-3 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the years ended December 31, 2004 and 2003 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
February 10, 2005

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Stockholders of
Vodavi Technology, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 14, 2003; such financial statements and report are included elsewhere in this annual report on Form 10-K of Vodavi Technology, Inc. and subsidiaries. Our audit also included the consolidated financial statement schedule for 2002 of Vodavi Technology, Inc. and subsidiaries, listed in the Index to Consolidated Financial Statements and Schedule. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 14, 2003

S-2

SCHEDULE II

Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003, and 2002

In thousands

	2004	2003	2002

Reserves for doubtful accounts and sales returns:
Balance at beginning of year	$345	$422	$730
Provision charged to expense	88	146	256
Write-offs	(46)	(223)	(564)

Balance at end of year	$387	$345	$422

Reserves for excess and obsolete inventory:
Balance at beginning of year	$321	$344	$621
Provision charged to expense	240	310	290
Write-offs	(149)	(333)	(567)

Balance at end of year	$412	$321	$344

S-3