Form 10-Q
period 2005-03-31
VODAVI TECHNOLOGY INC
filed 2005-04-27
CIK 949491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of April 25, 2005 was 3,732,812.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VODAVI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	March 31,	December 31,
	2005	2004
CURRENT ASSETS:
Cash	$4,061	$4,000
Accounts receivable, net of reserves for doubtful accounts and sales returns of $383 and $387, respectively	6,450	7,145
Inventory	3,781	4,569
Deferred income taxes	454	454
Prepaid and other current assets	601	519

Total current assets	15,347	16,687

PROPERTY AND EQUIPMENT, net	1,346	1,363

GOODWILL	725	725

OTHER LONG-TERM ASSETS	45	50

	$17,463	$18,825

CURRENT LIABILITIES:
Trade accounts payable	$791	$497
Accrued liabilities	893	1,352
Accrued rebates	342	641
Trade accounts payable to stockholder	2,864	3,990

Total current liabilities	4,890	6,480

Deferred Income Taxes	24	24

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,773,714 and 3,747,464 shares issued respectively	4	4
Additional paid-in capital	11,579	11,495
Retained earnings	1,169	974
Treasury stock, 40,902 and 32,402 shares at cost, respectively	(203)	(152)

	12,549	12,321

	$17,438	$18,825

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended
	March 31,
	2005	2004
REVENUE, net	$9,866	$9,787

COST OF GOODS SOLD	6,392	6,407

GROSS MARGIN	3,474	3,380

OPERATING EXPENSES:
Engineering and product development	518	521
Selling, general and administrative	2,654	2,499

	3,172	3,020

OPERATING INCOME	302	360

INTEREST (INCOME) EXPENSE	(12)	10

INCOME BEFORE INCOME TAXES	314	350

INCOME TAX PROVISION	119	134

NET INCOME	$195	$216

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.06

Diluted	$0.05	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,721	3,616

Diluted	4,144	4,154

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195	$216
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	116	125
Tax benefit on stock option exercises	46	26
Changes in working capital:
Accounts receivable, net	695	478
Inventory	788	1,198
Prepaid and other current assets	(82)	323
Other long-term assets and deferred taxes	—	(2)
Trade accounts payable	(832)	(1,803)
Accrued liabilities	(758)	(937)

Net cash flows provided by (used in) operating activities	168	(376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(94)	(137)

Net cash flows used in investing activities	(94)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on term loan	—	(50)
Purchase of treasury stock	(51)	—
Stock options exercised	38	30

Net cash flows used in financing activities	(13)	(20)

CHANGE IN CASH	61	(533)

CASH, beginning of period	4,000	2,924

CASH, end of period	$4,061	$2,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

The results for the three months ended March 31, 2005 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net income	$195	$216

Weighted average common shares:
Basic	3,721	3,616
Effect of dilutive stock options (1)	423	538

Diluted	4,144	4,154

Anti-dilutive stock options (2)	34	44

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive, and therefore do not enter into the diluted earnings per share calculation.

(c)	STOCK OPTION PLANS

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

	For the Quarter Ended March 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$195	$216
Fair value of options granted, net of taxes	(65)	(38)

Pro forma net income	$130	$178

Earnings per share:
As reported — Basic	$0.05	$0.06
As reported — Diluted	$0.05	$0.05
Pro forma — Basic	$0.03	$0.05
Pro forma — Diluted	$0.03	$0.04

During the quarterly period ended March 31, 2005, 42,500 options were granted at an exercise price of $6.56. Also during the quarterly period ended March 31, 2005, 26,250 options were exercised with total proceeds of approximately $38,000 that resulted in a tax benefit of $46,000.

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

(f)	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement, as amended by the Securities and Exchange Commission, becomes effective for annual periods beginning after June 15, 2005. The Company has not determined the financial impact that the adoption of SFAS No. 123R may have on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional, converged, and IP-based telephone systems and telephony applications, as well as traditional and IP-based commercial grade telephones that address a wide variety of business applications. Our telephone systems incorporate sophisticated features such as automatic call distribution, scalable networking, Internet Protocol, or IP, as well as wireless solutions. Our telephony applications include Internet messaging, automated attendant, voice and fax mail and computer-telephony products that enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.

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

Bad Debts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target. As of March 31, 2005, Graybar accounted for 34% and Target accounted for 21% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of Operations

     The following table sets forth, for the periods indicated the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	Three Months Ended
	March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of goods sold	64.8	65.5

Gross margin	35.2	34.5

Operating expenses:
Engineering and product development	5.2	5.3
Selling, general, and administrative	26.9	25.6

	32.1	30.9

Operating income	3.1	3.7
Interest (income) expense, net	—	0.1

Income before income taxes	3.1	3.6
Income tax provision	1.2	1.4

Net income	1.9%	2.2%

     Quarter Ended March 31, 2005 Compared With Quarter Ended March 31, 2004

Revenue

     Revenue for the quarter ended March 31, 2005 totaled $9.9 million, an increase of 1.0% from revenue of $9.8 million for the same period of 2004. Sales of our telephone systems increased 6.5% to $8.6 million during the first quarter of 2005 compared to $8.1 million in the first quarter of 2004. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones declined 18.2% to $451,000 during the first quarter of 2005 compared to $551,000 in 2004. During the third quarter of 2004, we discontinued our 2700 Series of single line telephones and introduced the 2800 Series. While unit shipments of our commercial grade single line telephones have not declined significantly, the average selling price of our 2800 series phones is significantly less than the average selling price of the 2700 series phones. We expect sales of single line telephones to accelerate in 2005, as the 2800 series becomes more accepted in the marketplace. Sales of telephony applications, including voice processing, computer technology integration, and unified messaging decreased to $728,000 from $1.3 million between the first quarters of 2005 and 2004. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.

     Sales through our direct sales office in the Phoenix Metropolitan area totaled $422,000 during the first three months of 2005 compared with $409,000 during the same period of 2004. The increase in sales through our direct sales office is attributable to the expansion of our sales force and the positive impact of a focused sales and marketing program.

     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $303,000 in 2005 compared with a net reduction of $563,000 in 2004.

     Gross Margin

     Our gross margin was approximately $3.5 million in the first quarter of 2005 compared with $3.4 million in 2004. Our gross margin as a percentage of total revenue increased to 35.2% during 2005 from 34.5% during 2004. The increase in our gross margin percentage during the first quarter of 2005 is a direct result of the mix of product sales.

Engineering and Product Development

     Engineering and product development expenditures were relatively consistent at $518,000 during the first quarter of 2005 compared with $521,000 in the same period of 2004. As a percentage of revenue, engineering and product development expenditures decreased slightly to 5.2% of total revenue during the first quarter of 2005 from 5.3% during the first quarter of 2004.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased to $2.7 million compared with $2.5 million for the first quarters of 2005 and 2004, respectively. Factors that increased our expenses include increased compensation, training, and marketing and promotional activity. As a percentage of revenue, selling, general and administrative expenses increased to 26.9% compared with 25.6% in 2004.

Interest (Income) Expense

     Interest (income) expense, net was ($12,000) during the first quarter of 2005 compared with $10,000 during the same period of 2004. The reduction in interest expense is a direct result of the elimination of interest-bearing debt in the first half of 2004.

Income Taxes

     We provided for federal and state income taxes using an effective rate of 38.0% in 2005 compared with 38.5% for the same period in 2004.

Liquidity and Capital Resources

     Our net working capital position was approximately $10.5 million at March 31, 2005 compared to $10.2 million at December 31, 2004. We had a cash balance of $4.1 million at March 31, 2005 compared with a cash balance of $4.0 million at December 31, 2004. Sources of cash included positive income from operations, and a reduction in accounts receivable of $695,000 and inventory of $788,000. Uses of cash during the first quarter of 2005 included an increase in other current assets of $82,000 and the pay down of trade accounts payable and accrued liabilities of $832,000 and $758,000, respectively. We also used approximately of $94,000 in the first quarter of 2005 for the purchase of property and equipment, and $51,000 to repurchase 8,500 shares of our common stock.

     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 59 days at March 31, 2005 and December 31, 2004. The timing of payments received from our largest distributors greatly influences our days sales outstanding. Our two largest distributors comprised 55% of our total accounts receivable as of March 31, 2005 and 57% as of December 31, 2004.

     Our inventory turnover, measured in terms of days outstanding on a quarterly basis, was 53 days as of March 31, 2005 compared with 59 days as of December 31, 2004. The decrease in inventory days outstanding is a direct result of our efforts to rationalize our product lines.

     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $4.9 million as of March 31, 2005 compared with $6.5 million as of December 31, 2004. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.

     In April 2003, we entered into a credit agreement with Comerica Bank (Comerica). The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of March 31, 2005, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.

     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 5.50% at March 31, 2005, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2006.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. In April 2004, we repaid the amount outstanding on our term loan.

     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of March 31, 2005 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$5,375	$844	$1,586	$1,570	$1,375
Purchase Obligations	6,097	6,097	—	—	—

Total	$11,472	$6,941	$1,586	$1,570	$1,375

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

International Manufacturing Sources

     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE, which owns approximately 23% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business - — Risk Factors – We face risks associated with international manufacturing sources” included in our annual report on Form 10-K for the year ended December 31, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At March 31, 2005, we had no outstanding borrowings on the line of credit or term loan.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VODAVI TECHNOLOGY, INC.

Dated:	April 27, 2005	/s/ Gregory K. Roeper

Gregory K. Roeper
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 27, 2005	/s/ David A. Husband

David A. Husband
Chief Financial Officer and Vice President – Finance
(Principal Financial and Accounting Officer)