Form 10-Q
period 2005-06-30
VODAVI TECHNOLOGY INC
filed 2005-08-03
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of August 1, 2005 was 3,730,087.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2005

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VODAVI TECHNOLOGY, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	June 30,	December 31,
	2005	2004
CURRENT ASSETS:
Cash	$4,678	$4,000
Accounts receivable, net of reserves for doubtful accounts and sales returns of $340 and $387, respectively	6,946	7,145
Inventory	3,515	4,569
Deferred income taxes	454	454
Prepaid and other current assets	840	519

Total current assets	16,433	16,687

PROPERTY AND EQUIPMENT, net	1,301	1,363

GOODWILL	725	725

OTHER LONG-TERM ASSETS	45	50

	$18,504	$18,825

CURRENT LIABILITIES:
Trade accounts payable	$697	$497
Accrued liabilities	919	1,352
Accrued rebates	426	641
Trade accounts payable to stockholder	3,554	3,990

Total current liabilities	5,596	6,480

Deferred Income Taxes	24	24

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,782,589 and 3,747,464 shares issued respectively	4	4
Additional paid-in capital	11,607	11,495
Retained earnings	1,538	974
Treasury stock, 52,502 and 32,402 shares at cost, respectively	(265)	(152)

	12,884	12,321

	$18,504	$18,825

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE, net	$10,598	$11,240	$20,464	$21,027

COST OF GOODS SOLD	6,737	7,296	13,129	13,704

GROSS MARGIN	3,861	3,944	7,335	7,323

OPERATING EXPENSES:

Engineering and product development	500	492	1,018	1,013
Selling, general and administrative	2,787	2,712	5,442	5,209

	3,287	3,204	6,460	6,222

OPERATING INCOME	574	740	875	1,101

INTEREST (INCOME) EXPENSE	(21)	4	(33)	14

INCOME BEFORE INCOME TAXES	595	736	908	1,087

INCOME TAX PROVISION	226	283	345	417

NET INCOME	$369	$453	$563	$670

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.12	$0.15	$0.18
Diluted	$0.09	$0.11	$0.14	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,729	3,632	3,725	3,624

Diluted	4,092	4,071	4,118	4,115

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$564	$670
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	231	248
Tax benefit on stock option exercises	53	65
Changes in working capital:
Accounts receivable, net	199	(715)
Inventory	1,054	996
Prepaid and other current assets	(321)	103
Other long-term assets and deferred taxes	—	(2)
Trade accounts payable	(236)	(160)
Accrued liabilities	(648)	(369)

Net cash flows provided by operating activities	896	836

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(164)	(233)

Net cash flows used in investing activities	(164)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on term loan	—	(900)
Purchase of treasury stock	(113)	(152)
Stock options exercised	59	132

Net cash flows used in financing activities	(54)	(920)

CHANGE IN CASH	678	(317)

CASH, beginning of period	4,000	2,924

CASH, end of period	$4,678	$2,607

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$4

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
The results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of financial results for the full year. These consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$369	$453	$563	$670

Weighted average common shares:
Basic	3,729	3,632	3,725	3,624
Effect of dilutive stock options (1)	363	439	393	491

Diluted	4,092	4,071	4,118	4,115

Anti-dilutive stock options (2)	139	96	67	96

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive, and therefore do not enter into the diluted earnings per share calculation.
(c)	STOCK OPTION PLANS
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$369	$453	$563	$670
Options expense, net of taxes	(66)	(52)	(120)	(90)

Pro forma net income	$303	$401	$443	$580

Earnings per share:
As reported — Basic	$0.10	$0.12	$0.15	$0.18
As reported — Diluted	0.09	0.11	0.14	0.16
Pro forma — Basic	0.08	0.11	0.12	0.16
Pro forma — Diluted	$0.07	$0.10	$0.11	$0.14
During the six-month period ended June 30, 2005, 42,500 options were granted at a weighted average exercise price of $6.56. Also during the six-month period ended June 30, 2005, 35,125 options were exercised with total proceeds of approximately $59,000 that resulted in a tax benefit of $53,000.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement, as amended by the Securities and Exchange Commission, becomes effective for annual periods beginning after June 15, 2005. The Company has not determined the financial impact that the adoption of SFAS No. 123R may have on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.

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
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, bad debts, sales returns, excess and obsolete inventory, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Bad Debts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target. As of June 30, 2005, Graybar accounted for 27% and Target accounted for 24% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6	65.0	64.2	65.2

Gross margin	36.4	35.0	35.8	34.8

Operating expenses:
Engineering and product development	4.7	4.4	5.0	4.8
Selling, general, and administrative	26.3	24.1	26.6	24.8

	31.0	28.5	31.6	29.6

Operating income	5.4	6.5	4.2	5.2

Interest expense, net	(0.2)	0.0	(0.2)	0.1

Pretax income	5.6	6.5	4.5	5.1
Income tax expense	2.1	2.5	1.7	2.0

Net income	3.5%	4.0%	2.8%	3.1%

     Quarter Ended June 30, 2005 Compared With Quarter Ended June 30, 2004
Revenue
     Revenue for the three-month period ended June 30, 2005 totaled $10.6 million, a decrease of $0.6 million or 5.7%, from revenue of $11.2 million for the same period of 2004. The decrease in revenue is primarily attributable to a shortfall in re-stocking orders from our supply house partners of approximately $0.7 million during the most recent quarter. While the sales of our products through this channel (point-of-sale) increased approximately 1% from the same quarter of 2004, our supply house partners reduced their inventory levels of our products by not re-ordering what was sold by them during the most recent quarter. We expect our supply house partners to either maintain or increase their inventory levels of our products during the second half of this year.
     Sales of our telephone systems decreased 3.0% to $9.1 million during the second quarter of 2005 compared to $9.4 million in 2004. Sales of commercial grade single line telephones declined 15.9% to $408,000 during the second quarter of 2005 compared to $485,000 in 2004. While unit shipments of our commercial grade single line telephones have not declined significantly, the average selling price of our 2800 series phones is significantly less than the average selling price of the 2700 series phones, which were discontinued in the third quarter of fiscal 2004. We expect sales of single line telephones to accelerate in 2005, as the 2800 series becomes more accepted in the marketplace. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $869,000 from $1.1 million between the second quarters of 2005 and 2004. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $420,000 during the second quarter of 2005 compared with $491,000 during the same period of 2004. The decrease in sales through our direct sales office is attributable to the timing of the installation of several phone systems that will now occur in our third fiscal quarter.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $177,000 in 2005 compared with a net reduction of $229,000 in 2004.
Gross Margin
     Our gross margin was approximately $3.9 million in the second quarters of 2005 and 2004. Our gross margin as a percentage of total revenue increased to 36.4% during 2005 from 35.1% during 2004. The increase in our gross margin percentage during the second quarter of 2005 is a direct result of the mix of product sales.
Engineering and Product Development
     Engineering and product development expenditures increased to $500,000 during the second quarter of 2005 from $493,000 in the same period of 2004. As a percentage of revenue, engineering and product development expenditures increased to 4.7% of total revenue during the second quarter of 2005 from 4.4% during the second quarter of 2004.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $2.8 million compared with $2.7 million for the second quarter of 2005 and 2004, respectively. Factors that increased our expenses include increased compensation, training, and marketing and promotional activity. As a percentage of revenue, selling, general and administrative expenses increased to 26.3% of total revenue in the second quarter of 2005 compared with 24.1% in same period of 2004.

Interest Expense
     Interest (income) expense, net was ($21,000) during the second quarter of 2005 compared with $4,500 during the same period of 2004. The reduction in interest expense is a direct result of the elimination of interest-bearing debt in the first half of 2004 and interest earned on our short-term investments.
Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% in 2005 compared with 38.5% for the same period in 2004.
Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004
Revenue
     Revenue for the six-month period ended June 30, 2005 totaled $20.1 million, a decrease of 2.7%, from revenue of $21.0 million for the same period of 2004. Sales of our telephone systems increased 1.4% to $17.6 million during the first half of 2005 compared to $17.4 million in 2004. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade single line telephones declined 17.1% to $858,000 during the first half of 2005 compared to $1.0 million in 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $1.6 million from $2.5 million during the respective periods of 2005 and 2004. The decline in telephony applications is a direct result selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $842,000 during the first six months of 2005 compared with $900,000 during the same period of 2004.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $480,000 in 2005 compared with a net reduction of $793,000 in 2004.
Gross Margin
     Our gross margin was approximately $7.3 million during the first half of 2005 and 2004. Our gross margin as a percentage of total revenue increased to 35.8% during 2005 from 34.8% during 2004. The increase in our gross margin percentage during 2005 is a direct result of the mix of product sales.
Engineering and Product Development
     Engineering and product development expenditures were relatively consistent at approximately $1.0 million in the first half of 2005 and 2004. As a percentage of revenue, engineering and product development expenditures increased to 5.0% of total revenue during 2005 compared to 4.8% in 2004.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $5.4 million in 2005 compared to $5.2 million in the first six months of 2004. Factors that increased our expenses include increased compensation, training, and marketing and promotional activity. As a percentage of revenue, selling, general and administrative expenses increased to 26.6% compared with 24.8% in 2004.
Interest Expense
     Interest (income) expense, net was ($33,000) during the first half of 2005 compared with $14,500 during the same period of 2004. The reduction in interest expense is a direct result of the elimination of interest-bearing debt in the first half of 2004 and interest earned on our short-term investments.

Income Taxes
We provided for federal and state income taxes using an effective rate of 38.0% during the first half of 2005 compared with 38.4% for the same period of 2004.
Liquidity and Capital Resources
     Our net working capital position was approximately $10.8 million at June 30, 2005 compared to $10.2 million at December 31, 2004. We had a cash balance of $4.7 million at June 30, 2005 compared with a cash balance of $4.0 million at December 31, 2004. Sources of cash included positive income from operations and reductions in accounts receivable of $199,000 and inventory of $1,054,000. Uses of cash during the first half of 2005 included an increase in other current assets of $321,000 and the pay down of trade accounts payable and accrued liabilities of $236,000 and $648,000, respectively. We also used approximately $164,000 in the first half of 2005 for the purchase of property and equipment, and $113,000 to repurchase 20,100 shares of our common stock.
     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 60 days at June 30, 2005 compared with 59 days as of December 31, 2004. The timing of payments received from our largest distributors greatly influences our days sales outstanding. Our two largest distributors comprised 51% of our total accounts receivable as of June 30, 2005 and 57% as of December 31, 2004.
     Our inventory turnover, measured in terms of days outstanding on a quarterly basis, was 48 days as of June 30, 2005 compared with 59 days as of December 31, 2004. The decrease in inventory days outstanding is a direct result of our efforts to rationalize our product lines.
     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $5.6 million as of June 30, 2005 compared with $6.5 million as of December 31, 2004. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.
     In April 2003, we entered into a credit agreement with Comerica Bank (Comerica). The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of June 30, 2005, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.
     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 6.25% at June 30, 2005, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2006.
     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. In April 2004, we repaid the amount outstanding on our term loan.
     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of June 30, 2005 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$5,156	$833	$1,575	$1,570	$1,178
Purchase Obligations	6,681	6,681	—	—	—

Total	$11,837	$7,514	$1,575	$1,570	$1,178

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At June 30, 2005, we had no outstanding borrowings on the line of credit or term loan.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VODAVI TECHNOLOGY, INC.
Dated: August 1, 2005	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2005	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President – Finance (Principal Financial and Accounting Officer)