Form 10-Q
period 2005-09-30
VODAVI TECHNOLOGY INC
filed 2005-10-25
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of October 24, 2005 was 3,705,848.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VODAVI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	(unaudited)
	September 30,	December 31,
	2005	2004
		(A)
CURRENT ASSETS:
Cash	$5,561	$4,000
Accounts receivable, net of reserves for doubtful accounts and sales returns of $297 and $387, respectively	7,251	7,145
Inventory	3,262	4,569
Deferred income taxes	454	454
Prepaid and other current assets	664	519

Total current assets	17,192	16,687

PROPERTY AND EQUIPMENT, net	1,327	1,363

GOODWILL	725	725

OTHER LONG-TERM ASSETS, net	45	50

	$19,289	$18,825

CURRENT LIABILITIES:
Trade accounts payable	$610	$497
Accrued liabilities	1,379	1,352
Accrued rebates	522	641
Trade accounts payable to stockholder	3,324	3,990

Total current liabilities	5,835	6,480

Deferred Income Taxes	24	24

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,782,589 and 3,747,464 shares issued, respectively	4	4
Additional paid-in capital	11,607	11,495
Retained earnings	2,207	974
Treasury stock, 76,741 and 32,402 shares at cost, respectively	(388)	(152)

	13,430	12,321

	$19,289	$18,825

Note A: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements.
The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE, net	$12,256	$11,690	$32,721	$32,717

COST OF GOODS SOLD	7,729	7,529	20,856	21,232

GROSS MARGIN	4,527	4,161	11,865	11,485

OPERATING EXPENSES:
Engineering and product development	485	447	1,503	1,460
Selling, general and administrative	2,998	2,649	8,440	7,860

	3,483	3,096	9,943	9,320

OPERATING INCOME	1,044	1,065	1,922	2,165

INTEREST (INCOME) EXPENSE	(30)	(3)	(64)	11

INCOME BEFORE INCOME TAXES	1,074	1,068	1,986	2,154

INCOME TAX PROVISION	408	411	753	828

NET INCOME	$666	$657	$1,233	$1,326

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.18	$0.33	$0.36
Diluted	$0.16	$0.16	$0.30	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,725	3,658	3,725	3,635

Diluted	4,071	4,087	4,101	4,106

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,233	$1,326
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	351	366
Tax benefit on stock option exercises	53	97
Changes in working capital:
Accounts receivable, net	(106)	(1,225)
Inventory	1,307	462
Prepaid and other current assets	(145)	157
Other long-term assets and deferred taxes	—	(3)
Trade accounts payable	(553)	(104)
Accrued liabilities	(92)	(98)

Net cash flows provided by operating activities	2,048	978

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(310)	(290)

Net cash flows used in investing activities	(310)	(290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on term loan	—	(900)
Purchase of treasury stock	(236)	(152)
Stock options exercised	59	227

Net cash flows used in financing activities	(177)	(825)

CHANGE IN CASH	1,561	(137)

CASH, beginning of period	4,000	2,924

CASH, end of period	$5,561	$2,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$14

Cash paid for income taxes	$514	$823

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
The results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of financial results for the full year. These consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$666	$657	$1,233	$1,326

Weighted average common shares:
Basic	3,725	3,658	3,725	3,635
Effect of dilutive stock options (1)	346	429	376	471

Diluted	4,071	4,087	4,101	4,106

Anti-dilutive stock options (2)	139	111	124	106

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive, and therefore do not enter into the diluted earnings per share calculation.
(c)	STOCK OPTION PLANS
Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method under APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$666	$657	$1,233	$1,326
Pro forma compensation expense, net of taxes	(12)	(50)	(133)	(141)

Pro forma net income	$654	$607	$1,100	$1,185

Earnings per share:
As reported — Basic	$0.18	$0.18	$0.33	$0.36
As reported — Diluted	0.16	0.16	0.30	0.32
Pro forma — Basic	0.18	0.17	0.30	0.33
Pro forma — Diluted	$0.16	$0.15	$0.27	$0.29
During the nine-month period ended September 30, 2005, 42,500 options were granted at a weighted average exercise price of $6.56. Also during the nine-month period ended September 30, 2005, 35,125 options were exercised with total proceeds of approximately $59,000 that resulted in a tax benefit of $53,000.
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
Bad Debts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing. As of September 30, 2005, Graybar accounted for 19% and Target accounted for 30% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.1	64.4	63.7	64.9

Gross margin	36.9	35.6	36.3	35.1

Operating expenses:
Engineering and product development	3.9	3.8	4.6	4.5
Selling, general, and administrative	24.5	22.7	25.8	24.0

	28.4	26.5	30.4	28.5

Operating income	8.5	9.1	5.9	6.6

Interest (income) expense, net	(0.2)	0.0	(0.2)	0.0

Pretax income	8.7	9.1	6.1	6.6
Income tax expense	3.3	3.5	2.3	2.5

Net income	5.4%	5.6%	3.8%	4.1%

     Quarter Ended September 30, 2005 Compared With Quarter Ended September 30, 2004
Revenue
     Revenue for the three-month period ended September 30, 2005 totaled $12.3 million, an increase of $0.6 million or 5.1%, from revenue of $11.7 million for the same period of 2004. The increase in revenue is primarily attributable to a 10.3% increase in sales of telephone systems to $10.6 million during the third quarter of 2005 compared to $9.7 million in 2004. Sales of commercial grade single line telephones increased 3.7% to $554,000 during the third quarter of 2005 compared to $535,000 in 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $874,000 from $1.2 million between the third quarters of 2005 and 2004. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales. Unit shipments of voice mail applications have increased between periods; however, the average selling price of embedded applications is significantly lower than stand-alone applications thereby negatively impacting our reported revenue.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $465,000 during the third quarter of 2005 compared with $645,000 during the same period of 2004.
     Our reported revenue (i) includes shipping and handling charges and repair revenue and (ii) is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $277,000 in 2005 compared with a net reduction of $365,000 in 2004.
Gross Margin
     Our gross margin was approximately $4.5 million in the third quarter of 2005 compared with $4.2 million during the same period of 2004. Our gross margin as a percentage of total revenue increased to 36.9% during 2005 from 35.6% during 2004. The increase in our gross margin percentage during the third quarter of 2005 is a direct result of the mix of product sales.
Engineering and Product Development
     Engineering and product development expenditures increased to $485,000 during the third quarter of 2005 from $447,000 in the same period of 2004. As a percentage of revenue, engineering and product development expenditures increased to 3.9% of total revenue during the third quarter of 2005 from 3.8% during the third quarter of 2004.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $3.0 million compared with $2.6 million for the third quarter of 2005 and 2004, respectively. Factors that increased our expenses include increased compensation, health care cost, and marketing and promotional activity. We also incurred approximately $100,000 in legal and consulting expenses during the third quarter of 2005 to evaluate a potential acquisition that was not consummated. As a percentage of revenue, selling, general and administrative expenses increased to 24.5% of total revenue in the third quarter of 2005 compared with 22.7% in same period of 2004.
Interest Expense
     Interest (income) expense, net was ($30,000) during the third quarter of 2005 compared with ($2,500) during the same period of 2004. The change in interest (income) expense is a direct result of the elimination of interest-bearing debt in the first half of 2004 and additional interest income earned on our short-term investments as a result of higher cash balances.
Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% in 2005 compared with 38.5% for the same period in 2004.

  Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
Revenue
     Revenue for the nine-month period ended September 30, 2005 totaled $32.7 million, in both 2005 and 2004. Sales of our telephone systems increased 4.5% to $28.3 million during the nine-month period of 2005 compared to $27.1 million in 2004. The increase in telephone system sales is attributed to an increase in sales of larger systems and IP enabled systems within the XTS product line, and increased sales of embedded voice mail systems. Sales of commercial grade single line telephones declined 10.1% to $1.4 million during the nine-month period of 2005 compared to $1.6 million in 2004. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $2.5 million from $3.7 million during the respective periods of 2005 and 2004. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales. Unit shipments of voice mail applications have increased between periods; however, the average selling price of embedded applications is significantly lower than stand-alone applications thereby negatively impacting our reported revenues.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $1.3 million for the nine-month period of 2005 compared with $1.5 million during the same period of 2004.
     Our reported revenue (i) includes shipping and handling charges and repair revenue and (ii) is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $758,000 in 2005 compared with a net reduction of $1.2 million in 2004. The difference between periods reflects a lower level of volume purchase rebates and higher repair revenue in the 2005 period.
Gross Margin
     Our gross margin was approximately $11.9 million during the first nine months of 2005 compare to $11.5 million in same period of 2004. Our gross margin as a percentage of total revenue increased to 36.3% during 2005 from 35.1% during 2004. The increase in our gross margin percentage during 2005 is a direct result of the mix of product sales.
Engineering and Product Development
     Engineering and product development expenditures were relatively consistent at approximately $1.5 million during the first nine months of 2005 and 2004. As a percentage of revenue, engineering and product development expenditures increased slightly to 4.6% of total revenue during 2005 compared to 4.5% in 2004.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $8.4 million in 2005 compared to $7.9 million in the first nine months of 2004. Factors that increased our expenses include increased compensation, health care costs, and marketing and promotional activity. We also incurred approximately $100,000 in legal and consulting expenses during the third quarter of 2005 to evaluate a potential acquisition that was not consummated. As a percentage of revenue, selling, general and administrative expenses increased to 25.8% compared with 24.0% in 2004.
Interest Expense
     Interest (income) expense, net was ($64,000) during the nine-month period of 2005 compared with $11,000 during the same period of 2004. The change in interest (income) expense is a direct result of the elimination of interest-bearing debt in the first half of 2004 and additional interest income earned on our short-term investments as a result of higher cash balances.
Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% during the nine-month period of 2005 compared with 38.5% for the same period of 2004.

Liquidity and Capital Resources
     Our net working capital position was approximately $11.4 million at September 30, 2005 compared to $10.2 million at December 31, 2004. We had a cash balance of $5.6 million at September 30, 2005 compared with a cash balance of $4.0 million at December 31, 2004. Sources of cash included positive income from operations and reductions in inventory of $1,307,000. Uses of cash during the nine-month period of 2005 included an increase in other current assets of $145,000, an increase in accounts receivable of $106,000, and the pay down of trade accounts payable and accrued liabilities of $553,000 and $92,000, respectively. We also used approximately $310,000 in the nine-month period of 2005 for the purchase of property and equipment, and $236,000 to repurchase 44,339 shares of our common stock.
     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 54 days at September 30, 2005 compared with 59 days as of December 31, 2004. The timing of payments received from our largest distributors greatly influences our days sales outstanding. Our two largest distributors comprised 49% of our total accounts receivable as of September 30, 2005 and 57% as of December 31, 2004.
     Our inventory days-on-hand, measured in terms of days outstanding on a quarterly basis, was 39 days as of September 30, 2005 compared with 59 days as of December 31, 2004. The decrease in inventory days outstanding is a direct result of our on-going efforts to rationalize our product lines.
     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $5.8 million as of September 30, 2005 compared with $6.5 million as of December 31, 2004. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.
     In April 2003, we entered into a credit agreement with Comerica Bank (Comerica). The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of September 30, 2005, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.
     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 6.75% at September 30, 2005, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2006.
     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. In April 2004, we repaid the amount outstanding on our term loan.
     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of September 30, 2005 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$4,948	$825	$1,571	$1,570	$982

Purchase Obligations	6,882	6,882	—	—	—

Total	$11,830	$7,707	$1,571	$1,570	$982

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
International Manufacturing Sources
     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGE, which owns approximately 23% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1, “Business - — Risk Factors — We face risks associated with international manufacturing sources” included in our annual report on Form 10-K for the year ended December 31, 2004.
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
     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At September 30, 2005, we had no outstanding borrowings on the line of credit or term loan.

ITEM 4.	CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Board Authorization to Repurchase up to $1.0 million of the Company’s Common Stock . On April 27, 2005, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $1.0 million of its Common Stock in the open market or through privately negotiated transactions through March 31, 2006. During the quarterly period ended September 30, 2005, the Company repurchased 24,239 shares of its Common Stock pursuant to the repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Approximate Dollar Value)
	Total		Shares	of Shares that
	Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average	Publicly Announced	Under the Plans or
Period	Purchased	Price Paid per Share	Plans or Programs	Programs
July 1 to July 31	None	N/A	None
August 1 to August 31	2,900	$5.48	2,900
September 1 to September 30	21,339	$5.03	21,339

Total	24,239		24,239	$815,000

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Dated: October 24, 2005	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 24, 2005	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President — Finance (Principal Financial and Accounting Officer)