Form 10-K
period 2005-12-31
VODAVI TECHNOLOGY INC
filed 2006-03-30
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 0-26912
VODAVI TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0789350

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4717 East Hilton Avenue, Suite 400
Phoenix, Arizona	85034-6402

(Address of principal executive offices)	(Zip Code)
(480) 443-6000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑
The aggregate market value of common stock held by nonaffiliates of the registrant (2,327,398 shares) based on the closing price of the common stock as reported on the Nasdaq SmallCap Market on June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $13,266,169. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 29, 2006, there were outstanding 3,777,635 shares of the registrant’s common stock, $.001 par value, which excludes 80,999 treasury shares.
Documents incorporated by reference.
     None.

VODAVI TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2005
Statement Regarding Forward-Looking Statements
     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; technological developments; future products or product development; our product and distribution channel development strategies; potential acquisitions or strategic alliances; the success of particular product of marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause results to differ materially are the factors discussed in Item 1A, “ Risk Factors.”

- i -

PART I
ITEM 1. BUSINESS
Introduction
     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional, converged, and IP-based telephone systems and telephony applications, as well as traditional and IP-based commercial grade telephones, that address a wide variety of business applications. Our telephone systems incorporate sophisticated features such as automatic call distribution, scalable networking, Internet Protocol, or IP, as well as wireless solutions. Our telephony applications include Internet messaging, automated attendant, voice and fax mail, and computer-telephony products that enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.
     Our goal is to develop, deliver, and support high-quality telecommunications products and services that meet the demands of the markets we serve. Key elements of our strategy to achieve that goal include the following:
•	focus on IP telephony product developments that provide more Voice over IP, or VoIP, functionality for our legacy products and our IP local area network, or LAN, telephony system;

•	continued expansion of our core business of supplying telephone systems, telephony applications, and commercial grade telephones;

•	develop marketing strategies and applications for vertical markets;

•	emphasize sales of larger and more advanced systems through our dealers;

•	expand our product lines and distribution to participate in the emerging Hosted IP Services Market;

•	expand our strategic relationship with LG-Nortel Co. LTD., or LGN, which is a joint venture between the multi-billion dollar, Korean-based LG Group and Nortel Networks Corporation;

•	enhance our existing products and expand our product lines by expanding our technological expertise and distribution channels through
--	internal research and development efforts, and

--	business acquisitions, license arrangements, and other strategic relationships.
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
     Many factors have influenced the telecommunications industry over the years, including the following:
•	broadband connectivity;

•	successive technological developments that have resulted in enhanced features and services;

•	optical networking technologies;

•	wireless and mobile communications;

•	emphasis on the use of communications systems to provide cost-effective customer service; and

•	regulatory changes.
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
Telephony Systems
     Sales of telephone systems represented approximately 87% of our revenue during 2005, 83% in 2004, and 81% in 2003. A telephone system consists primarily of a sophisticated switching unit located at the user’s place of business, along with the individual telephone sets and other devices, such as facsimile machines and modems, located at individual “stations.” We supply various models of telephone sets with progressive features for use in conjunction with each of our telephone systems.
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
     Our flagship IP-based telephone system, the Telenium, is based exclusively on IP technology, which allows a business’ local area network or wide area network to be utilized as the communication medium. The Telenium system provides an extensive array of standard features that operate in much the same manner as a traditional system. The Telenium system also offers web-based administration, which simplifies administration locally or from a remote location. The Telenium system accommodates IP telephones, software-based phones for personal computers and PDA’s, Wi-Fi phones, commercial grade telephones, and a variety of incoming lines including traditional as well as ISDN types.
Telephony Applications
     Telephony applications include a combination of various software and hardware solutions designed to improve customer service and reduce labor costs while providing faster, more efficient routing of incoming calls as well as speeding up and simplifying message delivery and storage. Some of our telephony applications may be integrated with telephone systems sold by competing manufacturers while other applications only integrate with our telephone systems to differentiate them from our competitors’ products and to provide a value-added basis for increased sales and profit margins. Sales of telephony applications accounted for approximately 7% of our revenue during 2005, 11% during 2004, and 13% during 2003.
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
     Automatic Call Distribution
     We market our automatic call distribution, or ACD, software systems and ACD reporting packages for use with our telephone systems. The automatic call distribution functions enable businesses that receive customer calls to manage incoming calls efficiently by directly routing them to the proper person or group. Our ACD systems reduce the number of abandoned calls by reducing the number of calls placed on hold and by minimizing the length of time that calls are kept on hold. When all group member telephones are busy, ACD plays a custom “hold” message for the caller and connects the call to the first available person or sales agent. ACD saves employee time by eliminating the necessity of continually answering and transferring calls to the same groups. ACD enables agents with display telephones to see the number of calls waiting in queue as well as the length of the longest waiting call in order to speed call handling at times of heavy calling activity.
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
Commercial Grade Telephones
     We market several models of commercial grade telephones for use with IP-based, analog or digital telephone systems, PBX systems, or telephone company central office, or Centrex, switching systems and software-based “soft switch” systems used in the hosted IP services market. Businesses, the hospitality industry, and school districts represent the principal purchasers of our commercial grade telephones. All of our commercial grade telephones meet industry standards for commercial telephone units and may be used with telephone systems sold by us or by competing manufacturers.
     Our commercial grade telephones offer a myriad of features, functions, and designs ranging from simple, traditionally styled desk and wall-mounted telephones to programmable telephones with contemporary styling. Our more advanced commercial grade telephones contain a central processing unit, built-in memory, built-in data jacks, built-in speakerphones, built-in Caller ID, and the capability to use custom calling features provided by local telephone companies. Sales of commercial grade telephones represented approximately 4% of our revenue during 2005, 5% of our revenue during 2004, and 5% during 2003.
New Product Development
     We engage in an ongoing program to develop enhancements to our existing product lines and to develop new products that address the increasing demands of business organizations for productivity enhancing communication solutions. We believe that continuous development of new products and features will be necessary to enable us to continue to offer telephony systems, voice processing products, computer-telephony products, and related business communications products that will be in greatest demand and that will provide the best opportunities for our growth and profitability on an ongoing basis. We are currently focusing our product development efforts on new products and enhancements that will address broader market applications, sophistication, and value to our current product offerings. In addition, through new developments, we are targeting specific market segments that we do not currently serve. Examples of our current developments include the following:
•	the fourth phase of our IP telephone system, the Telenium, providing advance audio and video conferencing capabilities;

•	a more economical, second generation WiFi phone;

•	enhancing our XTS IP telephone system to include IP trunking capabilities;

•	a next generation, router-based data and voice appliance, or gateway, providing wired and wireless data and voice services for small businesses; and

•	a software-based administration tool that provides advanced management interfaces into our telephone systems that reduce installation times and maintenance.
     We are expanding our strategic alliances with LGN and other third parties related to the development of new products, product lines, or product features, including new features on our Telenium IP system. We will continue to seek additional strategic alliances for new product development in the future.
Sales, Marketing, and Distribution
     We currently market our products in all 50 states and, to a limited extent, internationally through a distribution network consisting primarily of Authorized Dealers and wholesale distributors, who resell our products to general sales and installation companies and to Authorized Vodavi Dealers that do not buy directly from our company. We also distribute our products and services directly to end-users in the Phoenix metropolitan area. We have in the past and may in the future market our products on a private label basis to original equipment manufacturers, or OEMs.
     Authorized Vodavi Dealers
     We have approximately 430 Authorized Dealers that sell our products. Approximately 160 Authorized Dealers buy our products directly from our company and approximately 270 Authorized Dealers buy our products through our wholesale distributors. Our Authorized Dealers generally must commit to minimum purchases of our products and must be trained and certified through our formal product and sales training program. Our goal is to encourage Authorized Dealers to promote our products to their customers as the preferred line of telecommunications equipment. We provide Authorized Dealers with marketing, sales, and product support services as well as incentive programs to encourage the sale of our products.
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
     We believe that the principal advantages of having an authorized dealer program include greater control over the application and installation of our products and the ability to obtain market feedback on product pricing, quality, and technology. Purchases from our Authorized Dealers represented approximately 60% of our total revenue in 2005, 2004 and 2003, whether those purchases were made directly from our company or through our wholesale distributors.
     Wholesale Distributors
     We have a select number of wholesale distributors that resell our full line of products to Authorized Dealers and our STARPLUS line and non IP-based, or traditional, commercial grade telephones to general telephone sales and installation companies and independent telephone companies. Our STARPLUS line of products consists of our STS and STSe telephone systems. We provide ongoing support and training to enable our wholesale distributors to sell more effectively our products and to provide their customers with technical assistance in installation, maintenance, and customer support. We believe that sales through wholesale distributors offer several advantages, including the following:

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
     Wholesale distributors that currently resell our products include Graybar Electric Co., Inc., Alltel Supply, Inc., Sprint/North Supply, Famous Telephone Supply, ADI, and Target Distributing, Inc. Graybar accounted for 23% of our revenue during 2005, 26% in 2004 and 27% in 2003. Target, our second largest distributor, accounted for 21% of our revenue during 2005, 17% in 2004 and 14% in 2003.
     Vodavi Direct
     We have a direct sales office that sells our products and provides pre- and post-sales support services directly to end-users in the Phoenix metropolitan area. Our direct sales office also serves as a conduit for the beta testing of our new product developments, which greatly enhances the product development life cycle. We acquired this operation during March 2002 through our acquisition of Dataspeak Systems, Inc.
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
     In-house Sales Support Staff
     We have an in-house sales support staff who provide Authorized Dealers and wholesale distributors with order fulfillment, marketing, sales, and pre-sales support. We believe that our commitment to support dealers that sell our products on a pre-sale and post-sale basis provides us with a competitive advantage.
Research and Development; Strategic Alliances with LGN and Other Companies
     We believe that the continued development of software that distinguishes the functions and features of our products from those of our competitors represents a critical factor in determining our ongoing success. Our engineering staff consists of highly trained and experienced software professionals who focus on providing and supporting high-quality, user-friendly business communications systems and related products. The availability of in-house software and systems development expertise at our facilities in Arizona and Georgia provides us with product control, permits faster turnaround and reaction time to changing market conditions, and provides a solid base of maintenance and support services to end users. We use product and market development groups that interact with customers in order to anticipate and respond to customer needs through development of new product programs and enhancement of existing product lines.

     We conduct joint development activities with LGN for the design and development of hardware incorporated into some of our existing and planned telephone systems and commercial grade telephone product lines. Other products are completely developed by LGN. In connection with the products jointly developed with LGN, we provide market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGN provides hardware research, design, and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGN contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGN produces the finished goods developed under the alliance. As a result of this arrangement, we have been able to obtain access to LGN’s research and development expertise and resources while controlling our capital expenditures for much of our product development efforts. In addition, our arrangement with LGN enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGN or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. See Item 1, “Business — - Manufacturing” and Item 1, “Business — - Risk Factors – We rely on LGN as a strategic partner.” We have successfully engaged in such projects with LGN in the past and believe that we will continue to have access to LGN’s advanced hardware research and development capabilities as we develop new product lines.
     We enhance our software development expertise through acquisitions of or licensing arrangements and other strategic alliances with independent third-party developers. We have active strategic alliance relationships with other companies that possess expertise in automatic call distribution, computer telephony, Internet telephony, and certain voice mail applications. We believe that our strategic alliances with other companies enable us to develop products and bring them to market more quickly and at a lower cost than we would be able to achieve by developing the products internally. We intend to pursue additional opportunities to enter into strategic alliances with other companies that possess established expertise in specific technologies in order to co-develop proprietary products, or to acquire such companies in order to develop new products internally.
Manufacturing
     We obtain our telephone systems, some of our telephony applications, and our commercial grade telephones under supply arrangements with various third-party manufacturers, including LGN. We also purchase certain voice processing products from third parties on an OEM basis. Our agreements with the third-party manufacturers generally require the manufacturers to produce our products according to our technical specifications, to perform quality control functions or otherwise meet our quality standards for manufacturing, and to test or inspect the products prior to shipment. Under the manufacturing and supply agreements, the manufacturers provide us with warranties that the products are free of defects in material and workmanship. The agreements also require the manufacturers to repair or replace, at their expense, products that fail to conform to the warranties within specified periods. All of the equipment and most of the tools and molds used in the manufacturing process are owned by the third-party manufacturers.
     We obtain a majority of our telephone systems, voice mail products and IP-based commercial grade telephones from LGN, which owns the rights to produce this equipment. Under an agreement with our Company, LGN granted us the exclusive right to distribute and sell throughout North America and the Caribbean the products that LGN manufacturers for us. The agreement expires in December 2009. We purchase products manufactured by LGN in Korea on a purchase order basis. We purchased $20.3 million, $20.8 million, and $20.0 million of product from LGN in 2005, 2004, and 2003, which represented 80%, 82%, and 82%, of our total purchases, respectively. LGN currently owns approximately 23% of our outstanding common stock. See Item 1A, “ Risk Factors — We rely on LGN as a strategic partner” and “ Risk Factors — Certain conflicts of interest may arise as a result of LGN’s ownership interest in our company.”
     We obtain all of our traditional commercial grade telephones and replacement parts for such telephones from LG Sritahi InfoComm (Thailand) Co., Ltd., or LGICTH, a joint venture between LGN and Srithai Group, a Thailand-based entity. Under an agreement with our company, LGICTH granted us the right to distribute and sell throughout the United States and Canada the products that LGICTH manufactures for us in Thailand. Our agreement with LGICTH prohibits us from purchasing the products covered by the agreement from any other manufacturer during the term of the agreement. The initial term of the agreement expires in December 2007; however, the agreement automatically renews for successive one-year terms unless either party provides notice to the other of its intent to cancel the agreement at least six months prior to the end of the then-current term. We make all purchases pursuant to the agreement on a purchase order basis. We purchased $1.0 million, $1.4 million, and $1.1 million of product from LGICTH in 2005, 2004, and 2003, which represented 4%, 6%, and 5% of our total purchases, respectively. See Item 1, “Business — Risk Factors — We rely on LGN as a strategic partner” and “Business — Risk Factors — Certain conflicts of interest may arise as a result of LGN’s ownership interest in our company.”
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
Support Services
     We provide limited warranties against defective materials and workmanship on each of the products that we sell. We provide a complete support service for all of our products by maintaining a 24-hour toll-free telephone number and e-mail support that our resellers can contact for trouble shooting and diagnostic assistance. We also maintain a technical support page on our Web site that includes frequently asked questions, technical tips, and product-related notifications. We maintain an operating set-up of each of our telephone systems, key telephone units, and peripheral systems at our headquarters facility, supported by a staff of technicians trained to handle service assistance calls. When a dealer or interconnect calls with a question relating to performance malfunctions or an operational system question, our personnel attempt to replicate any problem the user is encountering, diagnose the cause, and provide a solution via telephone. If our technicians cannot determine the cause of the malfunction over the telephone, we dispatch a service representative to the user’s place of business in order to locate the source of the problem and take corrective measures.
     We currently outsource the repair and refurbishment of our products. We believe that this arrangement enables us to continue to provide fast turn-around time and consistent quality of repairs without the overhead and other expenses associated with operating a repair facility.
Competition
     Markets for communications products are extremely competitive. We currently compete principally on the basis of the technical innovation and performance of our products, including their ease of installation and use, reliability, price, and the technical support both before and after sales to end users. Our competitors include Avaya, Inc., Inter-Tel, Inc., Iwatsu, NEC Corporation, Nortel Networks Corporation, Panasonic Technologies, Inc., 3Com Corporation, AltiGen Communications, Inc., Artisoft, Inc., and Cisco Systems, Inc. and Toshiba Information Systems.
     Some of our product lines compete with products and services provided by the regional Bell operating companies, or RBOCs, which offer telephone systems and commercial grade telephones produced by several of the competitors named above as well as Centrex systems and Hosted IP Services that provide automatic call distribution facilities and features through equipment located in the telephone company’s central switching offices. Many competitors listed above are larger than our company and therefore may have greater financial resources at their disposal.
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
     We own a number of registered and unregistered trademarks that we consider to be an important factor in marketing our products. Our ability to compete may be enhanced by our ability to protect our proprietary information, including the issuance of patents, copyrights, and trademarks. We also have taken steps to protect our proprietary information through a “trade secrets” program that includes copy protection of our software programs and obtaining confidentiality agreements with our employees and resellers. We cannot assure you, however, that these efforts will be effective in preventing misappropriation, reverse engineering or independent development of our proprietary information by our competitors. While none of our intellectual property rights have been invalidated or declared unenforceable, we cannot assure you that our rights will be upheld in the future. Accordingly, we believe that, due to the rapid pace of technological change in the telecommunications industry, the technical and creative skills of our engineers and other personnel will be extremely important in determining our future technological success.
     We license from third parties the rights to the software included in certain of our products, including certain CTI and ACD products. These licenses generally give us a non-exclusive right to use and sell the licensed software included in our products during the term of the applicable agreement. We pay the licensors fees based on the number of units that we purchase from them.
     The telecommunications industry is characterized by rapid technological development and frequent introduction of new products and features. In order to remain competitive, we and other telecommunications manufacturers continually find it necessary to develop products and features that provide functions similar to those of other industry participants, often with incomplete knowledge of whether patent or copyright protection may have been applied for or obtained by other parties. As a result, we receive notices from time to time alleging possible infringement of patents and other intellectual property rights of others. To date, we have been able to successfully defend ourselves against these claims or to negotiate settlements to these claims on terms we believe to be favorable. In the future, however, the defense of such claims, fees paid in settlement of such claims, or costs associated with licensing rights to use the intellectual property of others or to develop alternative technology may have a material adverse impact on our operations.
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
Employees
     As of December 31, 2005, we employed a total of 110 people, all of which were full-time employees at our facilities in Phoenix, Arizona, and Lawrenceville, Georgia. Our current number of full-time employees includes 28 people in engineering and product development; 57 in sales, marketing, and technical support; 10 in warehouse and distribution functions; and 15 in administration, including executive personnel. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union.

ITEM 1A. RISK FACTORS
     You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business. Some of the statements and information contained in this report that are not historical facts are forward-looking statements, as such term is defined in the securities laws. These include statements concerning future, proposed, and anticipated activities of our company; certain trends with respect to our revenue, operating results, capital resources, and liquidity; and certain trends with respect to the markets where we compete or the telecommunications industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under this Item 1A, “Risk Factors.”
We rely upon LGN as a strategic partner
     We rely on LGN to supply most of our telephone systems and voice mail products and all of our commercial grade telephones. We also rely on LGN’s engineering, hardware and circuit development, and manufacturing capabilities. We purchased approximately $21.2 million, $22.2 million, and $21.1 million of product LGN and LGITCH, constituting approximately 84%, 88%, and 87% of our total purchases in 2005, 2004, and 2003, respectively.
     Additionally, we consider Nortel Networks Corporation, the controlling joint venture partner in LGN, to be a direct competitor with our company in North America. Although, we have a long-term manufacturing and supply agreement with LGN that expires in December 2009, we cannot be assured that LGN will continue to support our business or operations.
Certain conflicts of interest may arise as a result of LGN’s ownership interest in our company.
     LGN currently owns approximately 23% of our outstanding common stock. We obtain most of our telephone systems, IP-based products, and voice mail products from LGN and obtain all of our commercial grade telephones and replacement parts for such telephones from LGICTH, an affiliate of LGN. See Item 1, “Business – Manufacturing” and Item 1A. “Risk Factors – We rely on LGN as a strategic partner.” As a result of LGN’s direct ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGN and LGICTH. In order to mitigate such conflicts, all decisions with respect to such purchases are made by our officers and reviewed by directors who have no relationship with LGN.
     Our relationship with LGN may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders. Through LGN’s stockholder interest and business interests in our company, LGN may have significant influence over our business.
Our stock price may be volatile.
     The trading price of our common stock in the public securities market could be subject to a variety of factors, including the following:
•	wide fluctuations in response to quarterly variations in our operating results or the operating results of our competitors;

•	actual or anticipated announcements of technological innovations or new product developments by us or our competitors;

•	significant actual or anticipated expenditures for property or equipment, research and development, sales and marketing activities, or other planned or unanticipated events;

•	changes in analysts’ estimates of our financial performance;

•	limited trading activity and a relatively small public float;

•	developments or disputes concerning proprietary rights;

•	regulatory developments;

•	general industry conditions; and

•	worldwide economic and financial conditions.
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
     We currently market our products through a distribution network consisting primarily of large wholesale distributors and telephone sales and installation companies known as “direct dealers.” Distributors generally maintain inventories in amounts that they consider sufficient to fill anticipated orders. A decline in the volume of sales made by distributors could result in their inventory levels exceeding their anticipated sales, which could delay purchases of additional products from us until the distributors’ inventories reach re-ordering levels. Direct dealers generally stock inventories only in quantities they deem sufficient to fill anticipated short-term orders, including orders related to support and maintenance. As a result, distributors and direct dealers may cancel orders and delay or change volume levels on short notice to us. Because the sale of telephone systems, voice processing and related products typically involves a long sales cycle, we may not be able to accurately forecast our own inventory levels. Our reliance on third-party distributors and dealers to sell our products could further exaggerate any inventory shortages or excesses that we might experience, particularly if our distributors or dealers are not able to give us adequate notice of anticipated changes in demand for our products.
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
     Graybar accounted for 23% of our sales during 2005, 26% of our sales during 2004 and 27% during 2003. Accounts receivable from Graybar comprised approximately 29% of total accounts receivable at December 31, 2005. Our second largest distributor in each of the respective years accounted for 21% of our sales during 2005, 17% of our sales during 2004 and 14% during 2003. Accounts receivable from our second largest distributor comprised approximately 28% of total accounts receivable at December 31, 2005.

We face risks associated with international manufacturing sources.
     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand. We believe that production of our product lines overseas enables us to obtain these items on a cost basis that enhances our ability to market them profitably. Our reliance on third-party manufacturers to provide personnel and facilities in these countries and the potential imposition of quota limitations on imported goods from certain Far East countries expose us to certain economic and political risks, including the following:
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
     Our future operating results will depend to a significant extent on our ability to identify, develop, and market enhancements or improvements to existing product lines as well as to introduce new product lines that compare favorably on the basis of time to market, price, and performance with the product lines offered by our competitors, many of which have greater financial, technical, marketing distribution, and other resources than we posses. The success of new product lines depends on various factors, including proper market segment selection, utilization of advances in technology, innovative development of new product concepts, timely completion and delivery of new product lines, efficient and cost-effective features, and market acceptance of our products. Because of the complexity of the design and manufacturing processes required by our products, we may experience delays from time to time in completing the design and manufacture of improvements to existing product lines or the introduction of new product lines. In addition, customers or markets may not accept new product lines. Our failure to design and implement enhancements to existing product lines or failure to introduce new products on a timely and cost-effective basis would adversely affect our future operating results.
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
     Our success depends in part upon our ability to protect our proprietary technology. We rely on a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary technology. We have acquired certain patents and patent licenses, and we intend to continue to seek patents on our inventions. We face risks associated with our intellectual property, including the following:
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
     As of March 29, 2006, we had outstanding options to acquire 663,490 shares of our common stock at a weighted average exercise price of $3.08 per share. An additional 447,500 shares remain available for grant under our 2003 Incentive Compensation Plan. During the terms of these options, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock. The existence of these options may adversely affect the terms on which we can obtain additional financing, and the holders of these options can be expected to exercise such options at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our common stock on terms more favorable to us than those provided by the exercise of these options.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
     Not applicable.

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
     We also lease approximately 3,000 square feet of space in Lawrenceville, Georgia, for a term expiring in August 2006. We maintain software development facilities, engineering and design laboratories, product development facilities, product assembly and testing facilities.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual meeting of Stockholders on October 20, 2005. The following nominees were elected to our Board of Directors to serve until the next annual meeting of stockholders, until their successors are elected or have been qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld
William J. Hinz	3,368,544	62,350
Gregory K. Roeper	3,368,379	62,515
Jong Dae An	3,337,220	93,674
Jack A. Henry	3,351,420	79,474
Emmett E. Mitchell	3,352,220	78,674
Paul D. Sonkin	3,399,044	31,850
Donald L. Bliss	3,400,844	30,050

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is listed on the NASDAQ SmallCap Market under the symbol “VTEK.” The following table sets forth the high and low sales prices of our common stock on the NASDAQ SmallCap Market for the periods indicated.

	High	Low
2004:
First quarter	$8.27	$5.52
Second quarter	6.66	4.15
Third quarter	6.07	4.56
Fourth quarter	8.00	5.27

2005:
First quarter	$7.55	$5.86
Second quarter	6.75	4.90
Third quarter	6.50	4.46
Fourth quarter	6.30	4.46

2006:
First quarter (through March 29, 2006)	$7.75	$5.34
     On March 29, 2006, the closing sales price of our common stock was $7.17 per share. As of March 29, 2006, there were approximately 40 holders of record of our common stock.
Issuer Purchases of Equity Securities
     On April 27, 2005, we announced that our Board of Directors approved a stock repurchase program under which we may purchase up to $1.0 million of our common stock in the open market or through privately negotiated transactions through March 31, 2006. The following table sets forth the activity under the stock repurchase program during fiscal 2005.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Month	Purchased	per Share	Programs	Programs
April	None	N/A	—
May	10,100	5.33	10,100
June	1,500	5.38	11,600
July	None	N/A	11,600
August	2,900	$5.48	14,500
September	21,339	$5.03	35,839
October	None	N/A	35,839
November	None	N/A	35,839
December	None	N/A	35,839

	35,839			$815,000

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

ITEM 6. SELECTED FINANCIAL DATA
     The selected consolidated financial data presented below as of and for the years ended December 31, 2005, 2004, and 2003 are derived from our consolidated financial statements (included herein), which have been audited by Mayer Hoffman McCann P.C., independent registered public accounting firm. The selected consolidated financial data presented below as of December 31, 2002 and 2001 and for each of the years in the two-year period ended December 31, 2002 are derived from our consolidated financial statements (not included herein), which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial information provided below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of our company and related notes thereto. No dividends were paid during the periods presented.

	Years Ended December 31,
	(in thousands, except per share amounts)
Statement of Operations Data:	2005		2004	2003	2002	2001
Revenue	$43,675		$43,791	$41,270	$37,328	$34,153 (2)
Gross margin	15,788		15,431	14,285	13,449	11,170 (3)
Operating expenses	13,879	(1)	12,451	12,082	12,164	13,183 (4)
Operating income (loss)	1,909		2,980	2,203	1,285	(2,013)
Interest (income) expense	(108)		6	128	97	406

Income (loss) before income taxes and change in accounting principle	2,017		2,974	2,075	1,188	(2,419)
Provision for (benefit from) income taxes	764		1,144	804	471	(863)

Income (loss) before change in accounting principle	1,253		1,830	1,271	717	(1,556)
Change in accounting principle	—		—	—	(1,263)	—

Net income (loss)	$1,253		$1,830	$1,271	$(546)	$(1,556)

Net income (loss) per share, diluted	$0.31		$0.44	$0.30	$(0.13)	$(0.37)

Weighted average shares outstanding, diluted	4,090		4,120	4,170	4,428	4,235

	As of December 31,
	(in thousands)
Balance Sheet Data:	2005	2004	2003	2002	2001
Assets:
Current assets	$18,161	$16,687	$16,240	$14,829	$14,861
Property and equipment, net	1,228	1,363	1,453	1,631	1,581
Goodwill	—	725	725	725	1,638
Other	213	50	105	203	193

	$19,602	$18,825	$18,523	$17,388	$18,273

Liabilities:
Current liabilities	$5,945	$6,480	$7,634	$6,748	$7,045
Other long-term obligations	—	24	700	18	200

Total liabilities	5,945	6,504	8,334	6,766	7,245
Stockholders’ equity	13,657	12,321	10,189	10,622	11,028

	$19,602	$18,825	$18,523	$17,388	$18,273

(1)	Includes a non-cash charge of $725 related to the impairment of goodwill.

(2)	Includes special charges of $432 related to price protection obligations.

(3)	Cost of goods sold includes special charges of $568 related to inventory impairments.

(4)	Includes special charges of $761 related to severance, receivable reserves, and exit costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We design, develop, market, and support a broad range of business telecommunications solutions, including traditional, converged, and IP-based telephone systems and telephony applications, as well as traditional and IP-based commercial grade telephones, that address a wide variety of business applications. Our telephone systems incorporate sophisticated features such as automatic call distribution, scalable networking, Internet Protocol, or IP, as well as wireless solutions. Our telephony applications include Internet messaging, automated attendant, voice and fax mail, and computer-telephony products that enable users to integrate the functionality of their telephone systems with their computer systems. We market our products primarily in the United States as well as in foreign countries through a distribution model consisting primarily of wholesale distributors and direct dealers.
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
Accounts Receivable
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. As of December 31, 2005, Graybar accounted for 29% and Target accounted for 28% of our total accounts receivable. If either Graybar or Target’s financial condition were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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
     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto, beginning on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	63.9	64.8	65.4

Gross margin	36.1	35.2	34.6

Operating expenses:
Engineering and product development	4.5	4.3	5.0
Selling, general, and administrative	25.6	24.1	24.3
Goodwill impairment	1.7	—	—

	31.8	28.4	29.3

Operating income	4.3	6.8	5.3
Interest (income) expense, net	(0.3)	—	0.3

Income before taxes	4.6	6.8	5.0
Income tax expense	1.7	2.6	1.9

Net income	2.9%	4.2%	3.1%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
Revenue
     Revenue for the year ended December 31, 2005 totaled $43.7 million, a decline of 0.3%, from revenue of $43.8 million for the same period of 2004. Sales of our telephone systems increased 4.9% to $38.1 million during fiscal 2005, compared to $36.4 million in fiscal 2004. The increase in telephone system sales is attributed to an increase in the sale of larger and more advanced systems, including a significant increase in the number of systems that contain VoIP cards, or LAN cards, and “in-skin” voice mail cards, within the XTS product line. Sales of commercial grade telephones declined 8.6% to $1.9 million during 2005 compared to $2.1 million in 2004. Unit shipments of commercial grade telephones during 2005 increased by approximately 35% from 2004; however, the average selling prices of our traditional commercial grade telephones declined significantly when we introduced the 2800 Series phones during the third quarter of 2004. We expect sales of commercial grade telephones to improve in fiscal 2006 as we begin selling more IP-based phones into the Hosted IP Services Market. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $3.1 million from $4.8 million between the respective years of 2005 and 2004. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $1.6 million during fiscal 2005 compared with $2.1 million during fiscal 2004. The decrease in sales through our direct sales office is attributable to a high level of employee turnover, a focus on developing vertical marketing sales tools to benefit our core business, and an increase in the number of field trial, or beta testing, installations, which typically sell for a reduced price.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts, and customer incentive programs. These items resulted in a net reduction to revenue of $1.1 million in 2005 compared with a net reduction of $1.4 million in 2004.
Gross Margin
     Our gross margin was approximately $15.8 million during 2005 compared with $15.4 million during 2004. Our gross margin as a percentage of total revenue increased to 36.1% during 2005 from 35.2% during 2004. The increase in our gross margin percentage during 2005 is a direct result of the mix of product sales.
Engineering and Product Development
     Engineering and product development expenditures increased to $2.0 million during 2005 from $1.9 million in 2004. As a percentage of revenue, engineering and product development expenditures increased slightly to 4.5% of total revenue during fiscal 2005 from 4.3% during fiscal 2004.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $11.2 million in 2005 compared to $10.6 million in 2004. Factors that increased our expenses include increased employee compensation and health benefits and additional marketing and promotional activity. As a percentage of revenue, selling, general, and administrative expenses increased to 25.6% during 2005 compared with 24.1% during 2004.
Goodwill Impairment
     We have one reporting unit for which goodwill was tested for impairment in accordance with the provisions of SFAS 142 on December 31, 2005. We used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of our applicable reporting unit in the annual impairment test of goodwill.
     The initial impairment test indicated that the carrying value of our reporting unit exceeded the corresponding fair value. The implied fair value of goodwill in this reporting unit was then determined through the allocation of the fair value to the underlying assets and liabilities. As of December 31, 2005, the carrying value of the goodwill in this reporting unit exceeded its implied fair value by approximately $725,000. The corresponding write-down of goodwill to its fair value was reported as a component of operating income during the fourth quarter of 2005.

Interest (Income) Expense
     Interest (income) expense, net was $(107,000) in 2005 compared with $6,000 in 2004. The change in interest (income) expense is a direct result of the elimination of interest-bearing debt during the first half of 2004 and additional interest income earned on our short-term investments as a result of higher cash balances and greater yields on our investments.
Provision for Income Taxes
     We provided for federal and state income taxes using an effective rate of 37.9% in 2005 compared with 38.5% for the same period in 2004. The change in our effective rate is due to the impact of research and development credits and certain non-deductible expenses between years.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
Revenue
     Revenue for the year ended December 31, 2004 totaled $43.8 million, an increase of 6.1%, from revenue of $41.3 million for the same period of 2003. Sales of our telephone systems increased 8.8% to $36.4 million during fiscal 2004 compared to $33.4 million in fiscal 2003. The increase in telephone system sales is attributed to an increase in unit sales of our STS product line and the sale of larger systems within the XTS product line. Sales of commercial grade telephones declined 8.1% to $2.1 million during 2004 compared to $2.2 million in 2003. During the third quarter of 2004, we discontinued our 2700 Series of single line telephones and in June 2004 we introduced the 2800 Series. We expect unit sales of commercial grade telephones to accelerate in 2005. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $4.8 million from $5.2 million between the respective years of 2004 and 2003. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.
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
Provisions for Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.5% in 2004 compared with 38.7% for the same period in 2003.
Liquidity and Capital Resources
     Our net working capital position was approximately $12.2 million at December 31, 2005 compared with $10.2 million at December 31, 2004. We had a cash balance of $6.5 million at December 31, 2005 compared with a cash balance of $4.0 million at December 31, 2004. Sources of cash included positive income from operations, when considering non-cash items of $469,000 of depreciation and amortization and $735,000 of goodwill impairment, a reduction in inventories of $1.0 million, and $213,000 from the exercise of stock options. Uses of cash during 2005 included the payment of accrued liabilities of $596,000 $348,000 for the purchase of property and equipment, and $236,000 to repurchase 44,339 shares of our common stock.
     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 60 days in 2005 compared to 59 days as of December 31, 2004. The timing of payments received from our largest distributors greatly influence our days sales outstanding. Our two largest distributors comprised 57% of our total accounts receivable as of December 31, 2005 and 2004.
     Our inventory days on-hand, measured in terms of days outstanding on a quarterly basis, was 46 days as of December 31, 2005 compared to 59 days as of December 31, 2004. The decrease in inventory days on-hand is a direct result of our efforts to change our inventory mix to more fast-moving products.
     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $5.9 million as of December 31, 2005 compared with $6.5 million as of December 31, 2004. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.
     During April 2003, we entered into a credit agreement with Comerica Bank (Comerica) of a size that is reflective of the operational requirements of our business. The credit agreement established a $5.0 million revolving line of credit and a $1.0 million term loan. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of December 31, 2005, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.
     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 7.25% at December 31, 2005, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2006. We plan to either renew or replace the existing credit facility with a similar credit facility in April 2006.

     The $1.0 million term loan was available to us only for the purpose of acquiring our common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. In April 2004, we repaid the amount outstanding on our term loan.
     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of December 31, 2005 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$4,738	$813	$1,570	$1,570	$785
Purchase Obligations	6,483	6,483	—	—	—

Total	$11,221	$7,296	$1,570	$1,570	$785

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
International Manufacturing Sources
     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGN who owns approximately 23% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1A, “Risk Factors – We face risks associated with international manufacturing sources.”
Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This Statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement, as amended by the Securities and Exchange Commission, becomes effective for annual periods beginning after June 15, 2005. The adoption of SFAS No. 123R will not have any impact on our consolidated financial statements unless and until share-based payments are issued to employees after the effective date of this statement.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit and prime plus 0.5% on our term loan. At December 31, 2005 we had no outstanding borrowings on the line of credit or term loan.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     Reference is made to the consolidated financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which consolidated financial statements, report, and notes are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.
ITEM 9B.OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
William J. Hinz	60	Chairman of the Board
Gregory K. Roeper	45	President, Chief Executive Officer, and Director
David A. Husband	37	Vice President-Finance, Chief Financial Officer, Secretary, and Treasurer
Jong Dae An	46	Director
Donald A. Bliss (1)(2)	73	Director
Jack A. Henry (2)(3)	62	Director
Emmett E. Mitchell (1)(2)(3)	50	Director
Paul D. Sonkin (1)(3)	37	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

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
     Jong Dae An has served as a director of our company since August 2004. Mr. An has served as a group leader of the export business within the Network Division of LG Electronics Inc. where his career began in 1986. During most of this tenure with LGN, Mr. An managed the export of telecommunications equipment, establishing considerable market share in North America and Europe through relationships with leading distributors and world-class telecom service providers. Mr. An received a Master of Business Administration degree from the Helsinki School of Economy.
     Donald A. Bliss has served as a director of our company since October 20, 2005. Mr. Bliss served as a Vice President and Chief Executive Officer of U.S. West Communications, a U.S. West company, until his retirement in December 1994. Mr. Bliss served as Chairman of the Western Region Advisory Board of AON Risk Services of Arizona, Inc. from October 2001 to February 2005. Mr. Bliss currently serves on the board of directors of Knight Transportation, Inc., a public company, and is a director of Western and Southern Life Insurance Company, Continental General Insurance Company, and the Biltmore Bank of Arizona.
     Jack A. Henry has served as a director of our company since November 2001. Mr. Henry began his career in 1966 with Arthur Andersen LLP and held positions in Detroit, Michigan, San Jose, California, Seattle, Washington and Phoenix, Arizona. In 2000, Mr. Henry retired as Managing Partner of the Phoenix office and formed Sierra Blanca Ventures LLC, a private advisory and investment firm. Mr. Henry currently serves on the board of directors of White Electronic Designs Corporation, Vista Care, Inc., and two private companies. Mr. Henry previously served on the boards of directors of Simula, Inc., and SOS Staffing Services, Inc., both public companies. Mr. Henry holds both a Bachelors and Masters of Business Administration from the University of Michigan.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms we received during the fiscal year ended December 31, 2005, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows: (1) Mr. Bliss filed a late Form 3 regarding his initial beneficial ownership and a late Form 4 covering a grant of options upon becoming a director of our company; (2) Mr. Mitchell filed a late Form 4 regarding the exercise of stock options and subsequent sale of such shares; and (3) each of LG-Nortel Co. Ltd. and Nortel Networks Ltd. filed a late Form 3 regarding its initial beneficial ownership following the transfer of shares of our common stock from LGE to LG-Nortel Co. Ltd.
Code of Ethics and Committee Charters
     Our Board of Directors has adopted Corporate Governance Guidelines, a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an Audit Committee Charter, a Compensation Committee Charter, a Nominating/Corporate Governance Charter, and any other corporate governance materials contemplated by SEC or NASDAQ regulations. We post on our website at www.vodavi.com these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

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
     The Audit Committee currently consists of Messrs. Bliss, Henry, and Mitchell. Each member of our Audit Committee is an independent director of our company under applicable NASDAQ rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The board of directors has determined that each of Messrs. Henry and Mitchell qualify as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION
Summary of Cash and Other Compensation
     The following table sets forth certain information with respect to the compensation we paid to our Chief Executive Officer and one other executive officer who received cash compensation in excess of $100,000 during fiscal 2005. The table also sets forth certain information regarding one former executive officer of our company.
SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
				Securities
	Annual Compensation			Underlying	All Other
Name and Principal Position(1)	Year	Salary($)	Bonus ($)	Options(#)(2)	Compensation($)
Gregory K. Roeper	2005	$220,000	$—	10,000	$7,579	(3)
President and Chief Executive	2004	$200,000	$98,957	8,750	$7,579	(3)
Officer	2003	$182,500	$114,068	35,000	$7,329	(3)

David A. Husband Vice President — Finance,	2005	$165,000	$—	7,500	$1,000	(5)
Chief Financial Officer,	2004	$150,000	$41,791	5,000	$1,000	(5)
Secretary, and Treasurer	2003	$135,500	$59,412	25,000	$750	(5)

Stephen L. Borcich (4)	2005	$116,669	$—	5,000	$35,750
Former Vice President –	2004	$130,000	$31,631	5,000	$1,000	(5)
Distribution Sales	2003	$125,000	$54,780	—	$750	(5)

(1)	We consider Messrs. Roeper and Husband to be our executive officers. Mr. Borcich , our former Vice President – Distribution Sales, resigned from our company during October 2005.
(2)	The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3)	Represents premium payment of $3,579 for a long-term disability insurance policy and $3,000 for a term life insurance policy paid by our company for each of 2005, 2004 and 2003. Also includes a 401(k) plan matching contribution in the amount of $1,000 for 2005 and 2004 and $750 for 2003.
(4)	Mr. Borcich resigned from our company in October 2005. Annual compensation amounts include his base salary through the date of his resignation. Included in All Other Compensation for Mr. Borcich is severance of $35,750.
(5)	Represents a 401(k) plan matching contribution.

Option Grants
     The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2005.
OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
	Individual Grants				Value at Assumed
	Number of	Percentage of Total			Annual Rates
	Securities	Options			of Stock Price
	Underlying	Granted to			Appreciation for
	Options	Employees in	Exercise	Expiration	Option Term(2)
Name	Granted (#)(1)	Fiscal Year	Price	Date	5%	10%
Gregory K. Roeper	10,000	15.7%	$6.56	2/10/10	$18,124	$40,049
David A. Husband	7,500	11.8%	$6.56	2/10/10	$13,593	$30,037
Stephen L. Borcich	5,000	7.8%	$6.56	2/10/10	$9,062	$20,025

(1)	Each of the options granted vested on October 20, 2005.

(2)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.
Aggregate Option Exercises and Fiscal Year-End Option Holdings
     The following table provides information on options exercised during fiscal 2005 by the officers listed and the value of each such officer’s unexercised options of December 31, 2005.
AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of securities		Value of Unexercised
			Underlying Unexercised(#)			In-the-Money Options at Fiscal
	Shares Acquired on	Value	Options at Fiscal Year-End		Year-End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory K. Roeper	—	$—	263,750	—	$647,000	—
David A. Husband	—	—	103,750	—	$392,938	—
Stephen L. Borcich (2)	60,000	$193,700	—	—	—	—

(1)	Calculated based upon the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2005 of $5.50 per share.

(2)	Mr. Borcich resigned as an officer of our company during October 2005. All of his unvested options were cancelled at that time and his vested options that were not exercised were terminated during December 2005.

Employment Agreements
     Gregory K. Roeper
     We have an employment agreement with Mr. Roeper for a term expiring on December 31, 2006. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Roeper to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Roeper to receive a base salary of $220,000 during fiscal 2006.
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
     In the event of a “change of control” of our company, as defined in the agreement, Mr. Roeper will receive a minimum bonus of $150,000. In addition, any options that were granted to Mr. Roeper that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Roeper’s employment is terminated as a result of a change of control, we will be required to pay him, within ten days of the date of termination, his annual base salary and benefits for a period of one year following the date of termination plus any earned bonus through the date of termination.
     David A. Husband
     We have an employment agreement with Mr. Husband for a term expiring on December 31, 2006. The agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days’ written notice. The employment agreement provides for Mr. Husband to serve as our Vice President – Finance and Chief Financial Officer. The employment agreement provides for Mr. Husband to receive a base salary of $175,000 during fiscal 2006.
     The agreement provides for Mr. Husband to receive his fixed compensation to the date of termination of his employment by reason of resignation, death, or as a result of termination of employment “for cause,” as defined the agreement. If we terminate Mr. Husband’s employment, or if his employment is terminated by reason of disability, we will pay Mr. Husband his base salary and benefits for a period of one year. In addition, Mr. Husband’s vested options as of the date of termination will remain outstanding through the 120-day period following the then-current term of the agreement. All unvested options as of the date of termination will be cancelled.
     In the event of a “change of control” of our company, as defined in the employment agreement, Mr. Husband will receive a minimum bonus of $100,000. In addition, any options that were granted to Mr. Husband that remain unvested as of the date of the change of control will become fully vested and exercisable on the effective date of the change of control. If Mr. Husband’s employment is terminated as a result of a change of control, we will be required to pay him his base salary and benefits for a period of one year following the date of termination plus any earned bonus through the date of termination.
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
401(k) Profit Sharing Plan
     In April 1994, we adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, we may make matching and discretionary contributions in such amounts as may be determined by our Board of Directors. During fiscal 2005, we expensed matching contributions pursuant to the 401(k) Plan to all executive officers as a group in the amount of $2,000.

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
     We were authorized to issue 1,600,000 shares of Common Stock under the 1994 Plan. As of March 29, 2006, 489,260 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 510,990 shares of our common stock under the plan. The 1994 Plan expired in April 2004 and all remaining options available for grant were cancelled. We may not grant additional awards under the 1994 Plan. Any awards outstanding on the expiration date were not affected by virtue of the expiration of the 1994 Plan. In approving the 2003 Plan discussed below, the Board considered that the remaining shares available under the 1994 Plan would be cancelled in favor of the new shares available under the 2003 Plan.

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
General Terms of the 2003 Plan; Shares Available for Issuance
     The 2003 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company. The 2003 Plan authorizes the issuance of 600,000 shares of stock, and no more than 500,000 shares may be issued pursuant to incentive stock options. As of March 29, 2006, no shares of common stock have been issued upon exercise of options granted under the 2003 Plan, and there were outstanding options to acquire 152,500 shares of our common stock under the 2003 Plan. As of March 29, 2006, an additional 447,500 shares of common stock were available for grant under the 2003 Plan. The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 200,000. If any award previously granted under the 2003 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2003 Plan. If any change is made in the stock subject to the 2003 Plan, or subject to any award granted under the 2003 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2003 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price grant price, or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Committee determines appropriate.
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
Director Compensation and Other Information
     Employees of our company do not receive compensation for serving as members of our Board of Directors. Each independent director receives a quarterly retainer fee of $5,000 payable on the first day of each quarter. Each independent director also receives a $500 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending meetings of our Board of Directors. Committee members receive a $500 fee for attendance at committee meetings that are held on days other than days on which a

Board of Directors’ meeting is held. Our Chairman, William J. Hinz, receives a quarterly retainer fee of $6,250 payable on the first day of each quarter. Mr. Hinz also receives a $625 fee for each meeting attended by telephone or in person and reimbursement for reasonable expenses incurred in attending board meetings. Non-employees who serve as directors of our company also receive an annual automatic stock option grant to purchase 5,000 shares of stock under our 2003 Incentive Compensation Plan. Each automatic grant under the 2003 Plan shall vest and become exercisable on the earlier of (1) the first anniversary of the date of grant, or (2) the day prior to the next regularly held annual meeting of our stockholders.
Compensation Committee Interlocks and Insider Participation
Performance evaluation and compensation decisions relating to 2005 were made by the Compensation Committee of our Board of Directors, which consisted of Messrs. Henry, Mitchell, and Sonkin. Upon his election to our Board of Directors during October 2005, Mr. Bliss was appointed to serve as a member of the Compensation Committee, and Mr. Henry resigned as a member of the Compensation Committee. None of such persons had any contractual or other relationships with us during fiscal 2005 except as directors. See Item 11, “Executive Compensation—Director Compensation and Other Information.”
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2005 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under Item 11, “Executive Compensation;” (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

	Number of
Name and Address of Beneficial Owner (1)	Shares (2)		Percent (2)
Directors and Executive Officers:
William J. Hinz	80,000	(3)	2.1%
Gregory K. Roeper	274,475	(4)	6.8%
David A. Husband	123,600	(5)	3.2%
Stephen L. Borcich	23,000		*
Jong Dae An	10,000	(6)	*
Donald A. Bliss	5,000	(7)	*
Jack A. Henry	25,900	(8)	*
Emmett E. Mitchell	18,300	(9)	*
Paul D. Sonkin	520,414	(10)	13.7%

All directors and officers as a group (9 persons)	1,080,689		25.2%

Non-management 5% Stockholders:
LG-Nortel Co. Ltd.	862,500	(11)	22.9%
Hummingbird Management, LLC	505,414	(10)	13.4%
Barclays Global Investors, NA	222,343	(12)	5.4%

*	Less than 1%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4717 East Hilton Avenue, Suite 400, Phoenix, Arizona 85034.

(2)	The percentages shown are calculated based upon 3,774,233 shares of our common stock outstanding on December 31, 2005. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of December 31, 2005. In calculating ownership percentage, all shares of common stock that the named stockholder has the right to acquire upon exercise of stock options within 60 days of December 31, 2005 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder. Percentages may be rounded. Includes, when applicable, shares owned of record by such person’s children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.

(3)	Includes 80,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,725 shares of common stock and 263,750 shares of common stock issuable upon exercise of options.

(5)	Includes 19,850 shares of common stock and 103,750 shares of common stock issuable upon exercise of options.

(6)	Includes 10,000 shares of common stock issuable upon exercise of options. (7) Includes 5,000 shares of common stock issuable upon exercise of options.

(8)	Includes 900 shares of common stock and 25,000 shares of common stock issuable upon exercise of stock options.

(9)	Includes 3,300 shares of common stock and 15,000 shares issuable upon exercise of options.

(10)	Mr. Sonkin is a control person of Humingbird Management, LLC. Amounts listed for Hummingbird represent 505,414 shares of common stock beneficially owned by Hummingbird Management, LLC (f/k/a Morningside Value Investors, LLC), as investment manager to The Hummingbird Value Fund, L.P. The managing member of Hummingbird Management is Paul D. Sonkin, who also serves as the managing member of HVF Capital, the general partner of The Hummingbird Value Fund and The Hummingbird Microcap Value Fund. Hummingbird Management has sole voting and dispositive power over the shares, and Hummingbird Management disclaims any economic interest or beneficial ownership of the shares. The address of Hummingbird Management, LLC is 460 Park Avenue, 12th Floor, New York, New York 10022. In addition to the amounts listed for Hummingbird Management, Mr. Sonkin’s beneficial ownership, for which Mr. Sonkin has sole voting and dispositive power, includes 15,000 shares issuable upon exercise of options, which is not included in the beneficial ownership of Hummingbird Management.

(11)	Represents 862,500 shares of our common stock held by LG-Nortel Co. Ltd., a Korean corporation. LG-Nortel is a joint venture between LG Electronics Inc. and Nortel Networks Limited, a wholly owned subsidiary of Nortel Networks Corporation. LG-Nortel has sole voting and dispositive power over such shares, however, NNL is the majority shareholder of LG-Nortel. NNL and NNC have shared voting and dispositive power over such shares. The principal executive offices of LG-Nortel is 7th, 8th Floor, GS Kangnam Tower 679, Yeoksam-dong, Kangnam-gu, Seoul, 135-985, Korea. The principal executive offices of NNL and NNC is 8200 Dixie Road, Suite 100, Brampton, Ontario, Canada L6T 5P6.

(12)	Represents shares of common stock beneficially owned by Barclays Global Investors, NA. Barclays has sole voting power and sole dispositive power over all of such shares. The address of Barclays is 45 Fremont Street, San Francisco, California 94105.

Equity Compensation Plan Information
     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1994 Stock Option Plan and our 2003 Incentive Compensation Plan as of December 31, 2005.

(c)
Number of
	(a)		Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants,	Options, Warrants,	Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	717,865	$3.27	447,500

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	717,865	$3.27	447,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     LG-Nortel Co. LTD., which is a joint venture between Nortel Networks and LG, our principal supplier, beneficially owns approximately 23% of our outstanding common stock. Jong Dae An, a director of our company since August 2004 is an officer of LGN. We purchased approximately $21.2 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during 2005. We believe that the purchases from LGN and its affiliate approximate terms that would be offered by non-related parties. We owed LGN and its affiliate approximately $4.1 million for product purchases as of December 31, 2005.
     We also conduct joint development activities with LGN for the design and development of hardware incorporated into some of our existing and planned telephone systems and commercial grade telephones. Generally, LGN contributes the ongoing research and development costs for the product hardware and produces the finished goods developed under the alliance and we obtain the right to sell such products throughout North America and the Caribbean.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     Aggregate fees billed to our company for the fiscal years ended December 31, 2005 and 2004 by our principal accounting firm are as follows:

	2005	2004
Audit Fees (1)	$79,000	$80,000
Audit-Related Fees (2)	$7,875	$7,000
Tax Fees (3)	$15,850	$21,404
All Other Fees	$—	$—

(1)	Represents fees associated with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, and related consents.

(2)	Represents fees associated with the audit of our 401(k) benefit plan.

(3)	Represents fees associated with the preparation of our corporate, federal, and state income tax returns and assistance with our quarterly estimated tax payments.
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

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-2 of this report.
(b) Exhibits

Exhibit
Number	Exhibit
3.1	Amended Certificate of Incorporation of the Registrant (l)

3.2	Amended and Restated Bylaws of the Registrant (l)

4.1	Form of Certificate representing shares of Common Stock, par value $.001 per share (1)

10.13A	Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)

10.35	Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (4)

10.47	Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (5)

10.49	Second Amended and Restated 1994 Stock Option Plan (amended through May 13, 2002) (6)

10.53	Credit Agreement dated as of April 10, 2003 by and between Vodavi Communication Systems, Inc. and Comerica Bank — California. (7)

10.54	Vodavi Technology, Inc. 2003 Incentive Compensation Plan (8)

10.55	Employment Agreement, effective October 1, 2003, between Gregory K. Roeper and Vodavi Technology, Inc. (8)

10.56	Employment Agreement, effective January 1, 2004, between David A. Husband and Vodavi Technology, Inc. (8)

10.58	Modification to Credit Agreement, dated February 15, 2005, between Vodavi Communications Systems, Inc. and Comerica Bank (9)

10.59	Vodavi Key System Agreement, dated January 1, 2005, between Vodavi Communications Systems, Inc. and LG Electronics, Inc. (9)

21	List of Subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.

(3)	Not Used.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.

(6)	Incorporated by reference to Registration Statement on Form S-8 (No. 333-98819) as filed by the Registrant on August 27, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on April 29, 2003.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 12, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2004, as filed on March 29, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Date: March 29, 2006	By:	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ William J. Hinz William J. Hinz	Chairman of the Board	March 29, 2006

/s/ Gregory K. Roeper Gregory K. Roeper	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2006

/s/ David A. Husband David A. Husband	Vice President – Finance, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 29, 2006

/s/ Jong Dae An Jong Dae An	Director	March 29, 2006

/s/ Donald A. Bliss Donald A. Bliss	Director	March 29, 2006

/s/ Jack A. Henry Jack A. Henry	Director	March 29, 2006

/s/ Emmett E. Mitchell Emmett E. Mitchell	Director	March 29, 2006

/s/ Paul D. Sonkin	Director	March 29, 2006
Paul D. Sonkin

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
VODAVI TECHNOLOGY, INC.
We have audited the accompanying consolidated balance sheets of Vodavi Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vodavi Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
February 9, 2006

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
In thousands except share and per share amounts

	December 31,
	2005	2004
Assets
Current Assets
Cash	$6,538	$4,000
Accounts receivable, net of reserves for doubtful accounts and sales returns of $279 in 2005 and $387 in 2004	7,126	7,145
Inventories	3,543	4,569
Deferred income taxes	446	454
Prepaid expenses and other	508	519

Total current assets	18,161	16,687

Property and equipment, net	1,228	1,363

Goodwill	—	725

Deferred Income Taxes	168	—

Other Long-Term Assets, net	45	50

	$19,602	$18,825

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$451	$497
Accrued liabilities	944	1,352
Accrued rebates	453	641
Trade accounts payable to stockholder	4,097	3,990

Total current liabilities	5,945	6,480

Deferred Income Taxes	—	24

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 3,850,974 and 3,747,464 shares issued at December 31, 2005 and 2004, respectively	4	4
Additional paid-in capital	11,814	11,495
Retained earnings	2,227	974
Treasury stock, 76,741 and 32,402 shares at cost, respectively	(388)	(152)

	13,657	12,321

	$19,602	$18,825

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
In thousands except per share amounts

	Years Ended December 31,
	2005	2004	2003
Revenue, net	$43,675	$43,791	$41,270

Cost of Goods Sold	27,887	28,360	26,985

Gross Margin	15,788	15,431	14,285

Operating Expenses:
Engineering and product development	1,969	1,889	2,071
Selling, general, and administrative	11,185	10,562	10,011
Goodwill Impairment	725	—	—

	13,879	12,451	12,082

Operating Income	1,909	2,980	2,203

Interest (Income) Expense	(108)	6	128

Income Before Income Taxes	2,017	2,974	2,075

Provision for Income Taxes	764	1,144	804

Net Income	$1,253	$1,830	$1,271

Earnings Per Share:
Basic	$0.34	$0.50	$0.33

Diluted	$0.31	$0.44	$0.30

Weighted Average Shares Outstanding:
Basic	3,725	3,651	3,906

Diluted	4,090	4,120	4,170

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders’ Equity
     In thousands except share amounts

			Additional	Retained
	Common Stock		Paid-In	Earnings	Treasury Stock
	Shares Issued	Amount	Capital	(Deficit)	Shares	Amount	Total
Balance, December 31, 2002	4,668,488	$5	$13,503	$(2,127)	(318,700)	$(759)	$10,622
Net Income	—	—	—	1,271	—	—	1,271
Stock Repurchase	(829,199)	(1)	(2,062)	—	—	—	(2,063)
Options Exercised	89,875	—	218	—	—	—	218
Stock Option Tax Benefit	—	—	136	—	—	—	136
Stockholder Contribution	—	—	5	—	—	—	5

Balance, December 31, 2003	3,929,164	4	11,800	(856)	(318,700)	(759)	10,189
Net Income	—	—	—	1,830	—	—	1,830
Stock Repurchase	—	—	—	—	(32,402)	(152)	(152)
Retire Treasury Stock	(318,700)	—	(759)	—	318,700	759	—
Options Exercised	137,000	—	322	—	—	—	322
Stock Option Tax Benefit	—	—	132	—	—	—	132

Balance, December 31, 2004	3,747,464	4	11,495	974	(32,402)	(152)	12,321
Net Income	—	—	—	1,253	—	—	1,253
Stock Repurchase	—	—	—	—	(44,339)	(236)	(236)
Options Exercised	103,510	—	213	—	—	—	213
Stock Option Tax Benefit	—	—	106	—	—	—	106

Balance, December 31, 2005	3,850,974	$4	$11,814	$2,227	(76,741)	$(388)	$13,657

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
In thousands

	Years ended December 31,
	2005	2004	2003
Cash flows from Operating Activities:
Net income	$1,253	$1,830	$1,271
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	13	—	—
Depreciation and amortization	469	492	467
Goodwill impairment	725	—	—
Tax benefit on stock option exercises	106	132	136
Provision for doubtful accounts and sales returns	48	88	146
Deferred taxes	(184)	49	117
Changes in working capital:
Accounts receivable	(29)	(245)	(463)
Inventories	1,026	546	435
Income tax receivable	—	—	300
Prepaid expenses and other	11	249	(37)
Other long-term assets	—	—	(47)
Accounts payable	(46)	(534)	(219)
Trade accounts payable to stockholder	107	(218)	243
Accrued liabilities and accrued rebates	(596)	(202)	644

Net cash provided by operating activities	2,903	2,187	2,993

Cash flows from Investing Activities:
Cash paid to acquire property and equipment	(348)	(381)	(270)
Proceeds from sale of property and equipment	6	—	—

Net cash used in investing activities	(342)	(381)	(270)

Cash Flows from Financing Activities:
Borrowings on term loan	—	—	1,000
Repayments on term loan	—	(900)	(100)
Purchase of common stock	—	—	(2,063)
Purchase of treasury stock	(236)	(152)	—
Stock options exercised	213	322	218
Stockholder contribution	—	—	5

Net cash used in financing activities	(23)	(730)	(940)

Change in Cash	2,538	1,076	1,783
Cash, beginning of period	4,000	2,924	1,141

Cash, end of period	$6,538	$4,000	$2,924

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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
The Company currently obtains most of its products from manufacturers located in South Korea and Thailand. While the Company believes that production of its product lines overseas enhances its profitability, these arrangements expose the Company to certain economic and political risks. The Company does not own most of the equipment, tools, and molds used in the manufacturing process and has only limited control over the manufacturing of its products. A majority of these purchases are made from a stockholder (see Note 6).
b. Concentrations
Sales to the Company’s largest distributor, Graybar Electric Company, Inc., accounted for 23% of total revenue in 2005 and 26% of total revenue in 2004 and 27% of total revenue in 2003. During the same periods, sales to the Company’s second largest distributor accounted for an additional 21%, 17%, and 14% of total revenue, respectively. Accounts receivable from the two largest distributors comprise 57% of total accounts receivable as of December 31, 2005 and 2004. No other customers accounted for more than 10% of the Company’s revenue or receivables.
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
Estimates are used in accounting for, among other things, customer incentive programs, allowances for doubtful accounts and sales returns, price protection, reserves for excess inventory and obsolescence, asset impairments, and contingencies and litigation. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
e. Inventories
Inventories consist of finished products purchased from a stockholder and other third-party manufacturers and are stated at the lower of cost, including in-bound shipping and handling costs, (first-in, first-out method) or market. The Company’s assessment of market value is determined by, among other things, historical and forecasted sales activity, the condition of specific inventory items, and competitive pricing considerations. When the assessed market value is less than the purchased cost, provision is made in the financial statements to reduce the carrying amount of the respective inventory items to market value.
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
Property and equipment and the related useful lives consist of the following as of December 31, 2005 and 2004, respectively.

	Useful Life
Type of Asset	In Years	2005	2004
		(in thousands)
Office and computer equipment	3-5	$2,510	$2,913
Furniture and fixtures	7-10	495	494
Tooling and test equipment	5-8	1,956	1,925

		4,962	5,332
Less – accumulated depreciation		(3,734)	(3,969)

		$1,228	$1,363

Depreciation expense was $464,000, $471,000, and $448,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
g. Goodwill
Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company has one reporting unit for which goodwill was tested for impairment in accordance with the provisions of SFAS 142 as of December 31, 2005. The Company used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting unit in the annual impairment test of goodwill.
The initial impairment test indicated that the carrying value of the Company’s reporting unit exceeded the corresponding fair value. The implied fair value of goodwill in this reporting unit was then determined through the allocation of the fair value to the underlying assets and liabilities. As of December 31, 2005, the carrying value of the goodwill in this reporting unit exceeded its implied fair value by approximately $725,000. As a result, the corresponding write-down of goodwill was recorded in 2005 and reported as a component of operations in the accompanying consolidated statements of operations for the year ended December 31, 2005.
h. Other Long-Term Assets
Other long-term assets consist principally of bank commitment fees and the cash surrender value of key man life insurance. Amortization of bank commitment fees is recognized as a component of interest expense and totaled $5,000, $21,000, and $19,000 in 2005, 2004, and 2003, respectively.
i. Impairment of Long-Lived Assets
Long-lived assets, excluding goodwill and other intangible assets with indefinite lives, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company compares the carrying value of the assets to the sum of the expected future cash flows (undiscounted and without interest charges) to be generated by the assets and their ultimate disposition. If the sum of the undiscounted cash flows is less then the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are valued at the lower of carrying value or fair value, less estimated costs to sell.
j. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This Statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement, as amended by the Securities and Exchange Commission, becomes effective for annual periods beginning after June 15, 2005. The adoption of SFAS No. 123R will not have any impact on the Company’s consolidated financial statements unless and until share-based payments are issued to employees after the effective date of this statement. See Note 1 (n).
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.
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
l. Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Revenue includes shipping and handling charges and is recorded net of discounts, allowances for sales returns, and volume rebates, many of which are based on estimates. See Note 1(d).
m. Engineering and Product Development
All costs associated with internal engineering and product development activities are expensed as incurred.
n. Stock Option Plans
SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and provide pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method under APB No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.
On October 20, 2005, the Company’s Board of Directors approved the acceleration of vesting of 69,375 outstanding unvested options awarded to officers and employees of the Company. Of the 69,375 stock options for which vesting was accelerated, 11,250 were “out of the money” on the modification date having an exercise price of $5.86. The remaining 58,125 stock options have exercise prices ranging from $1.40 to $1.57 and have original vesting periods ranging from February 2006 to February 2007. Based upon the October 20, 2005 closing price of the Company’s common stock of $4.99 per share, the potential compensation costs associated with the acceleration of vesting would be approximately $200,000. Pursuant to FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the Company has determined that no compensation cost should be recognized in the current period financial statements as the underlying officers and employees are expected to provide services to the Company through the original vesting dates. Should one or more of the underlying officers or employees cease providing services to the Company prior to the original vesting dates, compensation costs will be recognized, on a pro rata basis, in the current period financial statements.
If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting as prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been reported as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income :
As reported	$1,253	$1,830	$1,271
Employee compensation included in net income	—	—	—
Fair value of options granted, net of taxes (1)	(258)	(198)	(105)

Pro forma	$995	$1,632	$1,166

Earnings per share:
As reported – basic	$0.34	$0.50	$0.33
As reported – diluted	$0.31	$0.44	$0.30
Pro forma – basic	$0.27	$0.45	$0.30
Pro forma – diluted	$0.24	$0.40	$0.28

(1)	The fair value of options granted was determined by using the Black-Scholes option pricing model using the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk free interest rate	3.90%-4.40%	3.20%	3.05%
Expected dividends	None	None	None
Expected lives in years	3.0-4.3	5.0	5.0
Expected volatility	47.4%-56.1%	86.4%	76.1%
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
A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	2005	2004	2003
	(In thousands, except per share data)
Net Income	$1,253	$1,830	$1,271
Weighted average common shares for basic earnings per share	3,725	3,651	3,906
Effect of dilutive stock options(1)	365	469	264

Weighted average common shares for diluted earnings per share	4,090	4,120	4,170

Basic earnings per share	$0.34	$0.50	$0.33
Diluted earnings per share	$0.31	$0.44	$0.30

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period. Options on 129,000, 87,000 and 243,000 shares had an exercise price greater than the average market price during the years ended December 31, 2005, 2004, and 2003, respectively, and therefore did not enter into the earnings per share calculation as their effect would have been anti-dilutive.

p. Fair Value of Financial Instruments
The carrying values of cash, accounts receivable, accounts payable, trade accounts payable to stockholder, and accrued liabilities approximate their respective fair values due to the short-term maturities of these instruments. As the revolving credit facility and term loan bear a variable interest rate based on the prime rate, the carrying value approximates its fair value.
q. Segments
The Company operates in one reportable segment, the distribution of business telecommunications equipment. Accordingly, the Company has only presented financial information for its one reportable segment.
2. Revolving Credit Facility
In April 2003, the Company entered into a credit agreement with Comerica Bank (“Comerica”), which established a $5.0 million revolving line of credit facility and a $1.0 million term loan (the “Credit Facility”). Advances under the Credit Facility are based upon eligible accounts receivable and inventory of the Company’s wholly owned subsidiary Vodavi Communications Systems, Inc. and are secured by substantially all of the Company’s assets. The Credit Facility contains covenants that are customary for similar credit facilities and also prohibits the Company’s operating subsidiaries from paying dividends to the Company without the consent of Comerica. As of December 31, 2005 and 2004, the Company had no outstanding borrowings on its line of credit and $5.0 million available for future advances.
The $5.0 million revolving line of credit bears interest at Comerica’s prime rate (7.25% as of December 31, 2005) and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in April 2005. In March 2005, the Company entered into a modification agreement with Comerica extending the expiration of the credit agreement to April 2006. The company intends to either renew or replace its existing credit facility with a similar credit facility in April 2006.
The $1.0 million term loan was available to the Company only for the purpose of acquiring its common stock. Borrowings on the term loan bore interest at Comerica’s prime rate plus 0.5%. The term loan was repaid in 2004.
3. Commitments and Contingencies
a. Legal Matters
From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company’s belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations; however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.
b. Operating Leases
The Company has entered into long-term operating lease agreements for all of its office and warehouse facilities and certain vehicles. Minimum payments under the Company’s lease agreements are as follows (in thousands):

Years Ending December 31,	Operating Leases
2006	813
2007	785
2008	785
2009	785
2010	785
Thereafter	785

Total minimum lease commitments	$4,738

Rent expense totaled approximately $1.0 million during 2005 and $1.1 million during each of 2004 and 2003.
c. 401(k) Profit Sharing Plan
The Company sponsors a profit sharing plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $81,000, $72,000 and $58,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
4. Stockholders’ Equity
a. Treasury Stock
The Company has a stock repurchase program under which the Company may purchase up to $1.0 million of its common stock through March 31, 2006. As of December 31, 2005, the Company had purchased 76,741 shares of common stock for $388,000. All purchases were made at the market price on the date of purchase.
b. Vodavi Technology, Inc. 1994 Stock Option Plan (the 1994 Plan)
The 1994 Plan, as amended, provided for the granting of (a) options to purchase shares of the Company’s common stock, (b) stock appreciation rights, (c) shares of the Company’s common stock, or (d) other cash awards related to the value of the Company’s common stock. Under the 1994 Plan, options and other awards were issued to key personnel of the Company. The options issued were incentive stock options and nonqualified stock options. The 1994 Plan also included an automatic program under which nonqualified options were automatically granted to the Company’s non-employee directors. The 1994 Plan expired in April 2004. All outstanding options granted under the 1994 Plan prior to its expiration shall remain outstanding until the expiration date of the individual option grants and all remaining options available for grant at the expiration date were cancelled.
c. Vodavi Technology, Inc. 2003 Incentive Compensation Plan (the 2003 Plan)
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
The following table sets forth the activity under the 1994 Plan and the 2003 Plan for each of the years presented:

	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding at beginning of period	738,625	$2.84	863,125	$2.46	880,500	$2.89
Granted	93,750	5.70	73,750	6.19	185,000	1.81
Forfeited	(11,000)	6.61	(61,250)	7.00	(112,500)	4.84
Exercised	(103,510)	2.05	(137,000)	2.35	(89,875)	2.43

Options outstanding at end of period	717,865	$3.27	738,625	$2.84	863,125	$2.46

Options available for grant	447,500		531,250		1,094,500(1)

Exercisable at end of period	717,865	$3.27	532,250	$2.79	517,000	$3.00

Weighted average fair value of options granted		$2.41		$4.28		$0.82

(1)	Options available for grant at December 31, 2003 included 494,500 under the 1994 Plan and 600,000 under the 2003 Plan. The Company canceled all remaining options available for grant under the 1994 Plan when it expired in April 2004.

	As of December 31, 2005
		Weighted-
		Average
	Number	Remaining	Weighted-
Range of	Outstanding	Contractual	Average
Exercise Prices	and Exercisable	Life(in years)	Exercise Price
$0.99- $2.19	231,865	6.3	$1.30
$2.20 - $3.40	207,000	3.6	$2.63
$3.41 - $5.83	149,750	5.0	$4.51
$5.84 - $7.05	129,250	4.1	$6.38
	717,865	4.9	$3.27
5. Income Taxes
The Company files a consolidated federal income tax return. The income tax provision (benefit) is comprised of the following:

	2005	2004	2003
		(in thousands)
Current	$948	$1,095	$687
Deferred	(184)	49	117

	$764	$1,144	$804

The Company provides for deferred income taxes resulting from temporary differences between amounts reported for financial accounting and income tax purposes. The components of deferred income taxes at December 31, 2005 and 2004, were as follows:

	2005	2004
	(in thousands)
Current deferred tax assets:
Receivable reserves	$74	$73
UNICAP adjustment	79	79
Other reserves and accruals	253	262
Research and development credits	40	40

	$446	$454

Long-term deferred tax assets (liabilities):
Depreciation and amortization differences (1)	$168	$(24)

(1) The Company had a valuation allowance of $122,000 and $127,000 on certain long-term deferred tax assets as of December 31, 2005 and 2004, respectively.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate is as follows:

	2005	2004	2003
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net	3.6	3.6	3.3
Research and development and other tax credits	(0.1)	(0.5)	(1.6)
Non-deductible expenses, reserves, and other permanent differences	0.4	1.4	3.0

	37.9%	38.5%	38.7%

6. Related Party Transactions
LG-Nortel Co. Ltd. (LGN), the Company’s principal supplier, owned approximately 23% of the Company’s outstanding common stock at December 31, 2005 and has a designated member on the Company’s board of directors. The Company purchased approximately $21.2 million, $22.2 million, and $21.1 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during 2005, 2004, and 2003, respectively, constituting approximately 84%, 88%, and 87% of our total purchases, respectively. The Company owed LGN and its affiliate a total of $4,097,000 and $3,990,000 for product purchases at December 31, 2005 and 2004, respectively. The Company’s payment terms with LGN and its affiliate are 60 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.
The Company conducts joint development activities with LGN for the design and development of hardware incorporated into some of the Company’s existing and planned telephone systems and commercial grade telephones. Generally, LGN contributes the ongoing research and development costs for the product hardware and produces the finished goods developed under the alliance, and the Company obtains the right to sell such products throughout North America and the Caribbean.
7. Supplemental Cash Flow Information
Cash paid for interest and income taxes for the years ended December 31, 2005, 2004, and 2003 was as follows:

	2005	2004	2003
		(in thousands)
Interest	$—	$15	$128
Income taxes	$970	$1,232	$195
There were no non-cash activities during the years presented.

8. Summary of Quarterly Results (unaudited): (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Revenue, net	$9,866	$10,598	$12,256	$10,955
Gross margin	3,474	3,861	4,527	3,926
Income before income taxes	314	595	1,074	34
Provision for income taxes	119	226	408	11
Net income	$195	$369	$666	$23
Diluted earnings per share	$0.05	$0.09	$0.16	$0.00

2004
Revenue, net	$9,787	$11,240	$11,690	$11,074
Gross margin	3,380	3,944	4,161	3,946
Income before income taxes	350	736	1,068	820
Provision for income taxes	134	283	411	316
Net income	$216	$453	$657	$504
Diluted earnings per share	$0.05	$0.11	$0.16	$0.12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE
To the Stockholders
VODAVI TECHNOLOGY, INC.
We have audited the consolidated financial statements of Vodavi Technology, Inc. and subsidiaries as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 9, 2006 (included herein on page F-2 of this Form 10-K). Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II – Valuation and Qualifying Accounts on page S-3 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the years ended December 31, 2005, 2004 and 2003 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
February 9, 2006

S - 1

SCHEDULE II
Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004, and 2003

In thousands

	2005	2004	2003
Reserves for doubtful accounts and sales returns:
Balance at beginning of year	$387	$345	$422
Provision charged to expense	48	88	146
Write-offs	(156)	(46)	(223)

Balance at end of year	$279	$387	$345

Reserves for excess and obsolete inventory:
Balance at beginning of year	$412	$321	$344
Provision charged to expense	90	240	310
Write-offs	(217)	(149)	(333)

Balance at end of year	$285	$412	$321

S - 2

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Amended Certificate of Incorporation of the Registrant (l)

3.2	Amended and Restated Bylaws of the Registrant (l)

4.1	Form of Certificate representing shares of Common Stock, par value $.001 per share (1)

10.13A	Vodavi Single Line Telephone Agreement Extension dated April 4, 1997 between Vodavi Communications Systems, Inc. and L.G. Srithai Electronics Co., Ltd. (2)

10.35	Repair and Refurbishment Agreement dated June 24, 1999, between Vodavi Communication Systems, Inc. and Aztec International LLC (4)

10.47	Sublease Agreement dated August 8, 2001, between Vodavi Communications Systems, Inc. and SpeedFam-IPEC, Inc. (5)

10.49	Second Amended and Restated 1994 Stock Option Plan (amended through May 13, 2002) (6)

10.53	Credit Agreement dated as of April 10, 2003 by and between Vodavi Communication Systems, Inc. and Comerica Bank — California. (7)

10.54	Vodavi Technology, Inc. 2003 Incentive Compensation Plan (8)

10.55	Employment Agreement, effective October 1, 2003, between Gregory K. Roeper and Vodavi Technology, Inc. (8)

10.56	Employment Agreement, effective January 1, 2004, between David A. Husband and Vodavi Technology, Inc. (8)

10.58	Modification to Credit Agreement, dated February 15, 2005, between Vodavi Communications Systems, Inc. and Comerica Bank (9)

10.59	Vodavi Key System Agreement, dated January 1, 2005, between Vodavi Communications Systems, Inc. and LG Electronics, Inc. (9)

21	List of Subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (No. 33-95926) and amendments thereto which became effective on October 6, 1995.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 11, 1997.

(3)	Not Used.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed on August 16, 1999.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed on November 13, 2001.

(6)	Incorporated by reference to Registration Statement on Form S-8 (No. 333-98819) as filed by the Registrant on August 27, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on April 29, 2003.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 12, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2004, as filed on March 29, 2005.