Form 10-Q
period 2006-03-31
VODAVI TECHNOLOGY INC
filed 2006-05-02
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of registrant’s Common Stock, $0.001 par value per share, as of May 1, 2006 was 3,776,350 shares.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	March 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$7,022	$6,538
Accounts receivable, net of reserves for doubtful accounts and sales returns of $302 and $279, respectively	5,674	7,126
Inventory	3,985	3,543
Deferred income taxes	446	446
Prepaid and other current assets	659	508

Total current assets	17,786	18,161

PROPERTY AND EQUIPMENT, net	1,173	1,228

DEFERRED INCOME TAXES	168	168

OTHER LONG-TERM ASSETS	57	45

	$19,184	$19,602

CURRENT LIABILITIES:
Trade accounts payable	$638	$451
Accrued liabilities	910	944
Accrued rebates	331	453
Trade accounts payable to stockholder	3,446	4,097

Total current liabilities	5,325	5,945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,857,349 and 3,850,974 shares issued, respectively	4	4
Additional paid-in capital	11,836	11,814
Retained earnings	2,431	2,227
Treasury stock, 80,999 and 76,741 shares at cost, respectively	(412)	(388)

	13,859	13,657

	$19,184	$19,602

The accompanying notes are an integral part of these consolidated balance sheets.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended
	March 31,
	2006	2005
REVENUE, net	$10,005	$9,866

COST OF GOODS SOLD	6,553	6,392

GROSS MARGIN	3,452	3,474

OPERATING EXPENSES:
Engineering and product development	478	518
Selling, general and administrative	2,699	2,654

	3,177	3,172

OPERATING INCOME	275	302

INTEREST INCOME	54	12

INCOME BEFORE INCOME TAXES	329	314

INCOME TAX PROVISION	125	119

NET INCOME	$204	$195

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,775	3,721

Diluted	4,116	4,144

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204	$195
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	112	116
Tax benefit on stock option exercises	9	46
Loss on sale of property and equipment	18	—
Changes in working capital:
Accounts receivable, net	1,452	695
Inventory	(442)	788
Prepaid and other current assets	(151)	(82)
Other long-term assets and deferred taxes	(12)	—
Trade accounts payable	(464)	(832)
Accrued liabilities	(156)	(758)

Net cash flows provided by operating activities	570	168

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	16	—
Cash paid to acquire property and equipment	(91)	(94)

Net cash flows used in investing activities	(75)	(94)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(24)	(51)
Stock options exercised	13	38

Net cash flows used in financing activities	(11)	(13)

CHANGE IN CASH	484	61

CASH, beginning of period	6,538	4,000

CASH, end of period	$7,022	$4,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$45	$113

The accompanying notes are an integral part of these consolidated financial statements.

VODAVI TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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
The results for the three months ended March 31, 2006 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2005.
[SPACE INTENTIONALLY LEFT BLANK]

(b) CONCENTRATIONS
The Company currently obtains a substantial majority of its products under manufacturing agreements with LGN in South Korea and an affiliate of LGN in Thailand. As of March 31, 2006, the Company owed LGN or its affiliate approximately $3.4 million for products purchased under these agreements.
The Company also has a significant concentration of sales and accounts receivable with its two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. These distributors comprised 50% of the Company’s total accounts receivable as of March 31, 2006 compared with 57% as of December 31, 2005.
(c) CALCULATION OF EARNINGS PER SHARE
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
A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income	$204	$195

Weighted average common shares:
Basic	3,775	3,721
Effect of dilutive stock options (1)	341	423

Diluted	4,116	4,144

Anti-dilutive stock options (2)	66	34

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive and, therefore, do not enter into the diluted earnings per share calculation.
(d) STOCK OPTION PLANS
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the income statement. During the quarterly period ended March 31, 2006, no new options were granted and no equity-based compensation expense was recognized in the income statement as all previously granted options were fully vested prior to the adoption of SFAS No. 123R. As a result, the adoption of SFAS No. 123R had no effect on the consolidated financial statements.

The following table sets forth the Company’s net income and earning per share as if the provisions of SFAS No. 123R had been adopted from the earliest period presented.

For the Quarter Ended
March 31, 2005
(In Thousands, Except Per
Share Amounts)
Net income:
As reported	$195
Share-based employee compensation included in net income	—
Fair value of options granted, net of taxes	(65)

Pro forma net income	$130

Earnings per share:
As reported — Basic	$0.05
As reported — Diluted	$0.05
Pro forma — Basic	$0.03
Pro forma — Diluted	$0.03
(e) SEGMENT REPORTING
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
(g) EQUITY TRANSACTIONS
During the quarterly period ended March 31, 2006, the Company repurchased 4,258 shares of its common stock in the open market for approximately $24,000. Also, during the quarterly period ended March 31, 2006, options for 6,375 shares were exercised with total proceeds of approximately $13,000 that resulted in a tax benefit of $9,000.
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
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Customer Incentives
     We record reductions to revenue for customer incentive programs, including special pricing agreements, price protection for our distributors, promotions, and other volume-related rebate programs. Certain reductions to revenue are estimates, which are based on a number of factors, including our assumptions related to historical and projected customer redemption rates, sales volumes, and inventory levels at our distributors. If actual results differ from our original assumptions, revisions are made to our estimates that could result in additional reductions to our reported revenue in the period the revisions are made. Additionally, if market conditions were to decline, we may take actions to increase the level of customer incentive offerings that could result in an incremental reduction of revenue in the period in which we offer the incentive.
Accounts Receivable
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. As of March 31, 2006, Graybar accounted for 23% and Target accounted for 27% of our total accounts receivable. If either Graybar or Target’s financial condition was to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.
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

     The above listing is not intended to be a comprehensive list of our accounting policies. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.
Results of Operations
     The following table sets forth, for the periods indicated the percentage of total revenue represented by certain income and expense items. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	Three Months Ended
	March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of goods sold	65.5	64.8

Gross margin	34.5	35.2

Operating expenses:
Engineering and product development	4.8	5.2
Selling, general, and administrative	27.0	26.9

	31.8	32.1

Operating income	2.7	3.1
Interest income	0.5	—

Income before income taxes	3.2	3.1
Income tax provision	1.2	1.2

Net income	2.0%	1.9%

     Quarter Ended March 31, 2006 Compared With Quarter Ended March 31, 2005
Revenue
     Revenue for the quarter ended March 31, 2006 totaled $10.0 million, an increase of 1.4% from revenue of $9.9 million for the same period of 2005. Sales of our telephone systems increased 4.8% to $9.0 million during the first quarter of 2006 compared to $8.6 million during the first quarter of 2005. The increase in telephone system sales is attributed to an increase in the sale of larger and more advanced systems, including an increase in the number of systems that contain VoIP cards, or LAN cards, and “in-skin” voice mail cards, within the XTS product line. Sales of commercial grade telephones increased 2.1%to $460,000 during the first quarter of 2006 compared to $451,000 in 2005. During the first quarter of 2006, we began selling more IP-based phones into the Hosted IP Services Market that helped off-set a sharp decline in sales of traditional commercial grade telephones. Sales of telephony applications, including voice processing, computer technology integration, and unified messaging decreased to $636,000 from $728,000 between the first quarters of 2006 and 2005. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $384,000 during the first three months of 2006 compared with $422,000 during the same period of 2005. During the first quarter of 2006, we hired new management to conduct the operations of our direct sales office. We anticipate that sales from our direct sales office will improve over prior year levels during the second half of 2006.

     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $451,000 in 2006 compared with a net reduction of $303,000 in 2005. The change between periods reflects additional incentive programs we offered during the first quarter of 2006.
Gross Margin
     Our gross margin was approximately $3.5 million in the first quarter of 2006 compared with $3.5 million in 2005. Our gross margin as a percentage of total revenue decreased to 34.5% during 2006 from 35.2% during 2005. The decrease in our gross margin percentage during the first quarter of 2006 is a direct result of the liquidation of discontinued and slower moving inventory items during the first quarter of 2006, additional customer incentive programs we offered to stimulate sales, and lower margins from our direct sales office.
Engineering and Product Development
     Engineering and product development expenditures decreased to $478,000 during the first quarter of 2006 compared with $518,000 in the same period of 2005. As a percentage of revenue, engineering and product development expenditures decreased to 4.8% of total revenue during the first quarter of 2006 from 5.2% during the first quarter of 2005.
Selling, General, and Administrative Expenses
     Selling, general and administrative expenses were relatively consistent at $2.7 million for the first quarters of 2006 and 2005. As a percentage of revenue, selling, general and administrative expenses increased to 27.0% compared with 26.9% in 2005. During the first three months of 2006, we increased our level of expenditures for business development and customer support, and reduced our expenditures related to our direct sales office.
Interest Income
     Interest income was $54,000 during the first quarter of 2006 compared with $12,000 during the same period of 2005. The increase in interest income is a direct result of additional interest income earned on higher cash balances and greater yields on our bank accounts.
Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% for each of the first quarters of 2006 and 2005.
Liquidity and Capital Resources
     Our net working capital position was approximately $12.5 million at March 31, 2006 compared to $12.2 million at December 31, 2005. We had a cash balance of $7.0 million at March 31, 2006 compared with a cash balance of $6.5 million at December 31, 2005. Sources of cash included positive income from operations, and a reduction in accounts receivable of $1,452,000. Uses of cash during the first quarter of 2006 included an increase in inventory of $442,000, other current assets of $151,000 and the pay down of trade accounts payable and accrued liabilities of $464,000 and $156,000, respectively. We also used approximately of $91,000 in the first quarter of 2006 for the purchase of property and equipment, and $24,000 to repurchase 4,258 shares of our common stock.
     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 51 days at March 31, 2006 compared to 59 days as of December 31, 2005. The timing of payments received from our largest distributors greatly influences our days sales outstanding. Our two largest distributors comprised 50% of our total accounts receivable as of March 31, 2006 and 57% as of December 31, 2005.

     Our inventory days on-hand, measured in terms of days outstanding on a quarterly basis, was 55 days as of March 31, 2006 compared with 46 days as of December 31, 2005. The change in inventory days on-hand reflects a timing difference between the purchase of long lead-time inventory items and anticipated sales of those items and not a fundamental change in our business practices.
     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $5.3 million as of March 31, 2006 compared with $5.9 million as of December 31, 2005. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.
     We have a credit agreement with Comerica Bank (Comerica) that provides for a $5.0 million revolving line of credit. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of March 31, 2006, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.
     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 7.75% at March 31, 2006, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in May 2008.
     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities, short-term purchase commitments to our third-party suppliers, and certain contractual commitments for marketing programs. The following table sets forth all known commitments as of March 31, 2006 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$4,533	$804	$1,570	$1,570	$589
Other Obligations	200	100	100	—	—
Purchase Obligations	5,610	5,610	—	—	—

Total	$10,343	$6,514	$1,670	$1,570	$589

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
International Manufacturing Sources
     We currently obtain a substantial majority of our products under various manufacturing arrangements with third-party manufacturers in South Korea and Thailand, including LGN who owns approximately 23% of our outstanding common stock. We face risks associated with international manufacturing sources. For a more detailed discussion of these risks, please see Item 1A, “Risk Factors — We face risks associated with international manufacturing sources” and “we rely on LGN as a strategic partner” included in our annual report on Form 10-K for the year ended December 31, 2005.
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit.. At March 31, 2006, we had no outstanding borrowings on the line of credit.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Not applicable.
Item 2.
Board Authorization to Repurchase up to $1.0 million of the Company’s Common Stock . On April 27, 2005, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $1.0 million of its Common Stock in the open market or through privately negotiated transactions through March 31, 2006. During the quarterly period ended March 31, 2006, the Company repurchased 4,258 shares of its Common Stock pursuant to the repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar Value)
	Total		Shares	of Shares that
	Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average	Publicly Announced	Under the Plans or
Period	Purchased	Price Paid per Share	Plans or Programs	Programs
January 1 — January 31	None	None	None
February 1 — February 28	None	None	None
March 1 — March 31	4,258	$5.55	4,258

Total			4,258	$—

Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5. Other Information
          Not applicable.
Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits:
10.60	Second Modification to Credit Agreement, dated April 28, 2006, between Vodavi Communications Systems, Inc. and Comerica Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Dated: May 1, 2006	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2006	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX
10.60	Second Modification to Credit Agreement, dated April 28, 2006, between Vodavi Communications Systems, Inc. and Comerica Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.