Form 10-Q
period 2006-06-30
VODAVI TECHNOLOGY INC
filed 2006-08-02
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☑ No ☐ .
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
Yes ☐       No ☑
The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of August 1, 2006 was 3,763,350 shares.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	June 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$6,788	$6,538
Accounts receivable, net of reserves for doubtful accounts and sales returns of $290 and $279, respectively	6,486	7,126
Inventory	3,437	3,543
Deferred income taxes	446	446
Prepaid and other current assets	1,103	508

Total current assets	18,260	18,161

PROPERTY AND EQUIPMENT, net	1,146	1,228

DEFERRED INCOME TAXES	168	168

OTHER LONG-TERM ASSETS	58	45

	$19,632	$19,602

CURRENT LIABILITIES:
Trade accounts payable	$702	$451
Accrued liabilities	953	944
Accrued rebates	471	453
Trade accounts payable to stockholder	3,326	4,097

Total current liabilities	5,452	5,945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,860,849 and 3,850,974 shares issued, respectively	4	4
Additional paid-in capital	11,851	11,814
Retained earnings	2,832	2,227
Treasury stock, 97,499 and 76,741 shares at cost, respectively	(507)	(388)

	14,180	13,657

	$19,632	$19,602

The accompanying notes are an integral part of these condensed consolidated balance sheets.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE, net	$11,008	$10,598	$21,013	$20,464

COST OF GOODS SOLD	6,995	6,737	13,548	13,129

GROSS MARGIN	4,013	3,861	7,465	7,335

OPERATING EXPENSES:
Engineering and product development	543	500	1,021	1,018
Selling, general and administrative	2,886	2,787	5,585	5,442

	3,429	3,287	6,606	6,460

OPERATING INCOME	584	574	859	875

INTEREST INCOME	63	21	117	33

INCOME BEFORE INCOME TAXES	647	595	976	908

INCOME TAX PROVISION	246	226	371	345

NET INCOME	$401	$369	$605	$563

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.10	$0.16	$0.15
Diluted	$0.10	$0.09	$0.15	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,772	3,729	3,774	3,725

Diluted	4,104	4,092	4,110	4,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605	$563
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	231	232
Tax benefit on stock option exercises	13	53
Loss on sale of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable, net	640	199
Inventory	106	1,054
Prepaid and other current assets	(595)	(321)
Other long-term assets and deferred taxes	(13)	—
Trade accounts payable	(520)	(236)
Accrued liabilities	27	(648)

Net cash flows provided by operating activities	507	896

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	16	—
Cash paid to acquire property and equipment	(178)	(164)

Net cash flows used in investing activities	(162)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(119)	(113)
Stock options exercised	24	59

Net cash flows used in financing activities	(95)	(54)

CHANGE IN CASH	250	678

CASH, beginning of period	6,538	4,000

CASH, end of period	$6,788	$4,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$188	$264

The accompanying notes are an integral part of these condensed consolidated financial statements.

VODAVI TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
The results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of financial results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2005.
[SPACE INTENTIONALLY LEFT BLANK]

(b)	CONCENTRATIONS

The Company currently obtains a substantial majority of its products under manufacturing agreements with LG-Nortel Co. Ltd. (“LGN”) in South Korea and an affiliate of LGN in Thailand. As of June 30, 2006, the Company owed LGN or its affiliate approximately $3.3 million for products purchased under these agreements.

The Company also has a significant concentration of sales and accounts receivable with its two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. These distributors comprised 51% of the Company’s total accounts receivable as of June 30, 2006 compared with 57% as of December 31, 2005.

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

A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$401	$369	$605	$563

Weighted average common shares:
Basic	3,772	3,729	3,774	3,725
Effect of dilutive stock options (1)	332	363	336	393

Diluted	4,104	4,092	4,110	4,118

Anti-dilutive stock options (2)	66	139	66	67

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti-dilutive and, therefore, do not enter into the diluted earnings per share calculation.
(d)	STOCK OPTION PLANS
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the income statement. During the six-month period ended June 30, 2006, no new options were granted and no equity-based compensation expense was recognized in the income statement as all previously granted options were fully vested prior to the adoption of SFAS No. 123R. As a result, the adoption of SFAS No. 123R had no effect on the accompanying condensed consolidated financial statements.

The following table sets forth the Company’s net income and earnings per share as if the provisions of SFAS No. 123R had been adopted from the earliest period presented.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$369	$563
Share-based employee compensation included in net income	—	—
Fair value of options granted, net of taxes	(66)	(120)

Pro forma net income	$303	$443

Earnings per share:
As reported — Basic	$0.10	$0.15
As reported — Diluted	0.09	0.14
Pro forma — Basic	0.08	0.12
Pro forma — Diluted	$0.07	$0.11
(e)	SEGMENT REPORTING
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
During the quarterly period ended June 30, 2006, the Company repurchased 16,500 shares of its common stock in the open market for approximately $95,000. Also, during the quarterly period ended June 30, 2006, options for 3,500 shares were exercised with total proceeds of approximately $11,000 that resulted in a tax benefit of $4,000. During the six-month period ended June 30, 2006, the Company repurchased 20,758 shares of its common stock for approximately $119,000. During the same six-month period, options for 9,875 shares were exercised with total proceeds of approximately $24,000 that resulted in a tax benefit of $13,000.
(h)	RECENT ACCOUNTING PRONOUNCEMENTS
In July, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The interpretation applies to tax positions within the scope of SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 is a two-step process for recognition and evaluation of tax positions. It requires the Company to assess whether a tax position is “more-likely-than-not” to be sustained and then to determine the amount of tax position to be recognized in the financial statements. The Company will implement Interpretation No. 48 at the beginning of its next fiscal year (January 1, 2007). The Company has not determined the impact, if any, that the adoption of Interpretation No. 48 may have on its financial statements.

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
Accounts Receivable
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. As of June 30, 2006, Graybar accounted for 22% and Target accounted for 29% of our total accounts receivable. If either Graybar or Target’s financial conditions were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5	63.6	64.5	64.2

Gross margin	36.5	36.4	35.5	35.8

Operating expenses:
Engineering and product development	4.9	4.7	4.8	5.0
Selling, general, and administrative	26.3	26.3	26.6	26.6

	31.2	31.0	31.4	31.6

Operating income	5.3	5.4	4.1	4.2
Interest income	0.5	0.2	0.6	0.2

Income before income taxes	5.8	5.6	4.7	4.5
Income tax provision	2.2	2.1	1.8	1.7

Net income	3.6%	3.5%	2.9%	2.8%

     Quarter Ended June 30, 2006 Compared With Quarter Ended June 30, 2005
Revenue
     Revenue for the three-month period ended June 30, 2006 totaled $11.0 million, an increase of $0.4 million or 3.9%, from revenue of $10.6 million for the same period of 2005. Sales of our telephone systems increased 7.3% to $9.7 million during the second quarter of 2006 compared to $9.1 million in 2005. The increase in telephone system sales is attributed to an increase in the sale of larger and more advanced systems, including an increase in the number of systems that contain VoIP cards, or LAN cards, and “in-skin” voice mail cards, within the XTS product line. Sales of commercial grade telephones increased 86.1% to $758,000 during the second quarter of 2006 compared to $408,000 in 2005. During the first two quarters of 2006, we began selling more IP-based phones into the Hosted IP Services Market. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $628,000 from $869,000 between the second quarters of 2006 and 2005. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $270,000 during the second quarter of 2006 compared with $420,000 during the same period of 2005. During the first quarter of 2006, we hired new management to conduct the operations of our direct sales office. We anticipate that sales from our direct sales office will improve over prior year levels during the second half of 2006.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $392,000 in 2006 compared with a net reduction of $177,000 in 2005. The change between periods reflects additional incentive programs we offered during the second quarter of 2006.
Gross Margin
     Our gross margin was approximately $4.0 million in the second quarter of 2006 compared with $3.9 million during the same period of 2005. Our gross margin as a percentage of total revenue increased to 36.5% during the second quarter 2006 from 36.4% during the comparable quarter 2005. The increase in our gross margin percentage during the second quarter of 2006 is a direct result of a favorable mix of product sales, which was partially offset by additional customer incentive programs we offered to stimulate sales.
Engineering and Product Development
     Engineering and product development expenditures increased to $543,000 during the second quarter of 2006 from $500,000 in the same period of 2005. The increase in expenditures is the direct result of the engagement of a consultant to assist the company in evaluating its strategic product road map. As a percentage of revenue, engineering and product development expenditures increased to 4.9% of total revenue during the second quarter of 2006 from 4.7% during the second quarter of 2005.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $2.9 million compared with $2.8 million for the second quarters of 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expenses were relatively consistent at 26.3% for the second quarters of 2006 and 2005. During the second quarter of 2006, we increased our level of expenditures for business development and customer support, and reduced our expenditures related to our direct sales office.
Interest Income
     Interest income was $63,000 during the second quarter of 2006 compared with $21,000 during the same period of 2005. The increase in interest income is a direct result of additional interest income earned on higher cash balances and greater yields on our bank accounts.

Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% for each of the second quarters of 2006 and 2005.
Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005
Revenue
     Revenue for the six-month period ended June 30, 2006 totaled $21.0 million, an increase of 2.7%, from revenue of $20.5 million for the same period of 2005. Sales of our telephone systems increased 6.1% to $18.7 million during the first half of 2006 compared to $17.6 million in 2005. The increase in telephone system sales is attributed to an increase in the sale of larger and more advanced systems, including a significant increase in the number of systems that contain VoIP cards, or LAN cards, and “in-skin” voice mail cards, within the XTS product line. Sales of commercial grade telephones increased 42.0% to $1.2 million during the first half of 2006 compared to $858,000 in 2005. During the first two quarters of 2006, we began selling more IP-based phones into the Hosted IP Services Market. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $1.3 million from $1.6 million during the respective periods of 2006 and 2005. The decline in telephony applications is a direct result selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $653,000 during the first six months of 2006 compared with $842,000 during the same period of 2005. During the first quarter of 2006, we hired new management to conduct the operations of our direct sales office. We anticipate that sales from our direct sales office will improve over prior year levels during the second half of 2006.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $843,000 in 2006 compared with a net reduction of $480,000 in 2005. The change between periods reflects additional incentive programs we offered during the first half of 2006.
Gross Margin
     Our gross margin was approximately $7.5 million during the first half of 2006 compared to $7.3 million during 2005. Our gross margin as a percentage of total revenue decreased to 35.5% during 2006 from 35.8% during 2005. The decrease in our gross margin percentage during 2006 was a result of additional customer incentive programs we offered to stimulate sales.
Engineering and Product Development
     Engineering and product development expenditures were relatively consistent at approximately $1.0 million in the first half of 2006 and 2005. As a percentage of revenue, engineering and product development expenditures decreased to 4.8% of total revenue during 2006 compared to 5.0% in 2005.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $5.6 million in 2006 compared to $5.4 million in the first six months of 2005. Factors that increased our expenses include increased business development and marketing activity, as well as additional customer support personnel. As a percentage of revenue, selling, general and administrative expenses remained relative constant at 26.6% for the first half of 2006 and 2005.
Interest Income
     Interest income was $117,000 during the first half of 2006 compared with $33,000 during the same period of 2005. The increase in interest income is a direct result of additional interest income earned on higher cash balances and greater yields on our bank accounts.

Income Taxes
We provided for federal and state income taxes using an effective rate of 38.0% during the first half of 2006 and 2005.
Liquidity and Capital Resources
     Our net working capital position was approximately $12.8 million at June 30, 2006 compared to $12.2 million at December 31, 2005. We had a cash balance of $6.8 million at June 30, 2006 compared with a cash balance of $6.5 million at December 31, 2005. Sources of cash included positive income from operations and reductions in accounts receivable of $640,000 and inventory of $106,000. Uses of cash during the first half of 2006 included an increase in other current assets of $595,000 and the pay down of trade accounts payable of $520,000. We also used approximately $178,000 in the first half of 2006 for the purchase of property and equipment, and $119,000 to repurchase 20,758 shares of our common stock.
     Our accounts receivable days sales outstanding, calculated on a quarterly basis, was approximately 54 days at June 30, 2006 compared with 59 days as of December 31, 2005. The timing of payments received from our largest distributors greatly influences our days sales outstanding. Our two largest distributors comprised 51% of our total accounts receivable as of June 30, 2006 compared with 57% as of December 31, 2005.
     Our inventory days on-hand, measured in terms of days outstanding on a quarterly basis, was 45 days as of June 30, 2006 compared with 46 days as of December 31, 2005.
     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $5.5 million as of June 30, 2006 compared with $5.9 million as of December 31, 2005. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.
     We have a credit agreement with Comerica Bank (Comerica) that provides for a $5.0 million revolving line of credit. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of June 30, 2006, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.
     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 8.25% at June 30, 2006, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in May 2008.
     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities, , short-term purchase commitments to our third-party suppliers and obligations to fund certain marketing programs. The following table sets forth all known commitments as of June 30, 2006 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$4,521	$792	$1,570	$1,570	$589
Other Obligations.	567	467	100

Purchase Obligations	7,114	7,114	—	—	—

Total	$12,202	$8,373	$1,670	$1,570	$589

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit. At June 30, 2006, we had no outstanding borrowings on the line of credit.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 2. Board Authorization to Repurchase up to $1.0 million of the Company’s Common Stock . On May 2, 2006, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $1.0 million of its Common Stock in the open market or through privately negotiated transactions through March 31, 2007. During the quarterly period ended June 30, 2006, the Company repurchased 16,500 shares of its Common Stock pursuant to the repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Approximate Dollar Value)
	Total		Shares	of Shares that
	Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average	Publicly Announced	Under the Plans or
Period	Purchased	Price Paid per Share	Plans or Programs	Programs
April 1 – April 30	None	None	None
May 1– May 31	9,300	$5.72	9,300
June 1 – June 30	7,200	$5.73	7,200

Total			16,500	$905,000

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:
10.61	Employment Agreement, effective January 1, 2006, between Gregory K. Roeper and Vodavi Technology, Inc.

10.62	Employment Agreement, effective January 1, 2006, between David A. Husband and Vodavi Technology, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VODAVI TECHNOLOGY, INC.
Dated: August 1, 2006	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2006	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President – Finance (Principal Financial and Accounting Officer)