Form 10-Q
period 2006-09-30
VODAVI TECHNOLOGY INC
filed 2006-11-14
CIK 949491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes☐      No ☑.
The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of November 13, 2006 was 3,763,350.

VODAVI TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts

	September 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$7,487	$6,538
Accounts receivable, net of reserves for doubtful accounts and sales returns of $276 and $279, respectively	6,055	7,126
Inventory	4,024	3,543
Deferred income taxes	446	446
Prepaid and other current assets	1,064	508

Total current assets	19,076	18,161

PROPERTY AND EQUIPMENT, net	1,093	1,228

DEFERRED INCOME TAXES	168	168

OTHER LONG-TERM ASSETS	58	45

	$20,395	$19,602

CURRENT LIABILITIES:
Trade accounts payable	$726	$451
Accrued liabilities	985	944
Accrued rebates	614	453
Trade accounts payable to stockholder	3,689	4,097

Total current liabilities	6,014	5,945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 3,860,849 and 3,850,974 shares issued, respectively	4	4
Additional paid-in capital	11,851	11,814
Retained earnings	3,033	2,227
Treasury stock, 97,499 and 76,741 shares at cost, respectively	(507)	(388)
	14,381	13,657

	$20,395	$19,602

The accompanying notes are an integral part of these condensed consolidated balance sheets.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
In thousands, except share and per share amounts

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	2006	2005	2006	2005
REVENUE, net	$10,129	$12,256	$31,142	$32,721

COST OF GOODS SOLD	6,700	7,729	20,248	20,856

GROSS MARGIN	3,429	4,527	10,894	11,865

OPERATING EXPENSES:
Engineering and product development	516	485	1,536	1,503
Selling, general and administrative	2,666	2,998	8,251	8,440

	3,182	3,483	9,787	9,943

OPERATING INCOME	247	1,044	1,107	1,922

INTEREST INCOME	77	30	194	64

INCOME BEFORE INCOME TAXES	324	1,074	1,301	1,986

INCOME TAX PROVISION	123	408	494	753

NET INCOME	$201	$666	$807	$1,233

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.18	$0.21	$0.33
Diluted	$0.05	$0.16	$0.20	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,763	3,725	3,770	3,725

Diluted	4,084	4,071	4,101	4,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

VODAVI TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$807	$1,233
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	353	351
Tax benefit on stock option exercises	13	53
Loss on sale of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,071	(106)
Inventory	(481)	1,307
Prepaid and other current assets	(556)	(145)
Other long-term assets and deferred taxes	(13)	—
Trade accounts payable	(133)	(553)
Accrued liabilities	201	(92)

Net cash flows provided by operating activities	1,275	2,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	16	—
Cash paid to acquire property and equipment	(247)	(310)

Net cash flows used in investing activities	(231)	(310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(119)	(236)
Stock options exercised	24	59

Net cash flows used in financing activities	(95)	(177)

CHANGE IN CASH	949	1,561

CASH, beginning of period	6,538	4,000

CASH, end of period	$7,487	$5,561

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$413	$514

The accompanying notes are an integral part of these condensed consolidated financial statements.

VODAVI TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(a) INTERIM FINANCIAL REPORTING
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by Vodavi Technology, Inc. and subsidiaries (“Vodavi” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented.
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
The results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of financial results for the full year. These consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Vodavi’s Annual Report on Form 10-K for the year ended December 31, 2005.
(b) CONCENTRATIONS
The Company currently obtains a substantial majority of its products under manufacturing agreements with LG-Nortel Co. Ltd. (“LGN”) in South Korea and an affiliate of LGN in Thailand. As of September 30, 2006, the Company owed LGN or its affiliate approximately $3.7 million for products purchased under these agreements.
The Company also has a significant concentration of sales and accounts receivable with its two largest distributors, Graybar Electric Company, Inc. and Target Distributing, Inc. These distributors comprised 56% of the Company’s total accounts receivable as of September 30, 2006 compared with 57% as of December 31, 2005.
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

     A reconciliation of the numerator and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net income	$201	$666	$807	$1,233

Weighted average common shares:
Basic	3,763	3,725	3,770	3,725
Effect of dilutive stock options (1)	321	346	331	376

Diluted	4,084	4,071	4,101	4,101

Anti-dilutive stock options (2)	71	139	109	124

(1)	Dilutive securities are calculated using the treasury stock method and the average market price during the period.

(2)	Options having an exercise price greater than the average market price during the reporting period are anti- dilutive and, therefore, do not enter into the diluted earnings per share calculation.
(d) STOCK OPTIONS PLANS
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity based compensation issued to employees and non-employees in the income statement. During the nine-month period ended September 30, 2006, no new options were granted and no equity-based compensation expense was recognized in the income statement as all previously granted options were fully vested prior to the adoption of SFAS No. 123R. As a result, the adoption of SFAS No. 123R had no effect on the accompanying condensed consolidated financial statements.
The following table sets forth the Company’s net income and earnings per share as if the provisions of SFAS No. 123R had been adopted from the earliest period presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(In Thousands, Except Per Share Amounts)
Net income:
As reported	$666	$1,233
Share-based employee compensation included in net income	—	—
Fair value of options granted, net of taxes	(12)	(133)

Pro forma net income	$654	$1,100

Earnings per share:
As reported — Basic	$0.18	$0.33
As reported — Diluted	0.16	0.30
Pro forma — Basic	0.18	0.30
Pro forma — Diluted	$0.16	$0.27

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
(g) EQUITY TRANSACTIONS
During the nine-month period ended September 30, 2006, the Company repurchased 20,758 shares of its common stock in the open market for approximately $119,000. Also, during the nine-month period ended September 30, 2006, options for 9,875 shares were exercised with total proceeds of approximately $24,000 that resulted in a tax benefit of $13,000. During the quarter ended September 30, 2006, the Company did not purchase any treasury stock and no options were exercised.
(h) RECENT ACCOUNTING PRONOUNCMENTS
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
(i) SUBSEQUENT EVENTS
On October 18, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Vertical Communications, Inc. (“Vertical”) and Vertical Acquisition Sub Inc., a Delaware corporation and wholly owned subsidiary of Vertical (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing its corporate existence as a wholly owned subsidiary of Vertical.
At the effective time of the Merger, each issued and outstanding share of capital stock of the Company, except for dissenting shares, will be converted into the right to receive $7.50 cash, without interest, on the terms specified in the Merger Agreement. The aggregate consideration payable by Vertical to the stockholders of the Company will be approximately $31.2 million in cash. Immediately prior to the effective time of the Merger, all outstanding options to purchase shares of the Company’s capital stock will be exercised pursuant to a cashless exercise procedure and all equity incentive plans administered by the Company will be terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     On October 18, 2006 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Vertical Communications, Inc. (“Vertical”) and Vertical Acquisition Sub Inc., a Delaware corporation and wholly owned subsidiary of Vertical (“Merger Sub”), pursuant to which Merger Sub will be merged with and into our Company (the “Merger”), with our Company continuing its corporate existence as a wholly owned subsidiary of Vertical.
     At the effective time of the Merger, each issued and outstanding share of our capital stock, except for dissenting shares, will be converted into the right to receive $7.50 cash, without interest, on the terms specified in the Merger Agreement. The aggregate consideration payable by Vertical to our stockholders will be approximately $31.2 million in cash. Immediately prior to the effective time of the Merger, all outstanding options to purchase shares of our capital stock will be exercised pursuant to a cashless exercise procedure and all equity incentive plans administered by us will be terminated.
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
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, bad debts, sales returns, excess and obsolete inventory, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Accounts Receivable
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we have a significant concentration of accounts receivable with our two largest distributors, Graybar Electric Company, Inc. and Target Distributing. As of September 30, 2006, Graybar accounted for 22% and Target accounted for 34% of our total accounts receivable. If either Graybar or Target’s financial conditions were to deteriorate, resulting in their inability to make payments to us, it could have a material adverse impact on our financial condition and results of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	63.1	65.0	63.7

Gross margin	33.9	36.9	35.0	36.3

Operating expenses:
Engineering and product development	5.1	3.9	4.9	4.6
Selling, general, and administrative	26.3	24.5	26.5	25.8

	31.4	28.4	31.4	30.4

Operating income	2.5	8.5	3.6	5.9

Interest income	0.7	0.2	0.6	0.2

Pretax income	3.2	8.7	4.2	6.1
Income tax expense	1.2	3.3	1.6	2.3

Net income	2.0%	5.4%	2.6%	3.8%

Quarter Ended September 30, 2006 Compared With Quarter Ended September 30, 2005
Revenue
     Revenue for the three-month period ended September 30, 2006 totaled $10.1 million, a decrease of $2.1 million or 17.4%, from revenue of $12.3 million for the same period of 2005. Sales of telephone systems decreased by 14.0% to $9.1 million during the third quarter of 2006 compared to $10.6 million in 2005. The decrease in telephone system sales is attributed to a decrease during the third quarter of 2006 in the sale of larger and more advanced systems to our authorized dealers. We believe the decrease in sales of larger and more advanced systems to our authorized dealers was a direct result of our discussions with Vertical Communications regarding our possible merger. Sales of commercial grade single line telephones increased 21.9% to $676,000 during the third quarter of 2006 compared to $554,000 in 2005. During 2006, we began selling more IP-based phones into the Hosted IP Services Market. Also, during the third quarter of 2006 we offered customer incentives on sales of our traditional commercial grade telephones that we did not offer in the same period of 2005. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $507,000 from $874,000 between the third quarters of 2006 and 2005. The decline in telephony applications is a direct result of selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $214,000 during the third quarter of 2006 compared with $465,000 during the same period of 2005.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $416,000 in 2006 compared with a net reduction of $277,000 in 2005. The change between periods reflects additional incentive programs we offered during the third quarter of 2006.
Gross Margin
     Our gross margin was approximately $3.4 million in the third quarter of 2006 compared with $4.5 million during the same period of 2005. Our gross margin as a percentage of total revenue decreased to 33.9% during 2006 from 36.9% during 2005. The decrease in our gross margin percentage during 2006 was a result of additional customer incentive programs we offered to stimulate sales, a change in the mix of product sales towards smaller systems, and less revenue to cover the fixed component of cost of sales.
Engineering and Product Development
     Engineering and product development expenditures increased to $516,000 during the third quarter of 2006 from $485,000 in the same period of 2005. The increase in expenditures is the direct result of the engagement of a consultant to assist the Company in evaluating its strategic product road map. As a percentage of revenue, engineering and product development expenditures increased to 5.1% of total revenue during the third quarter of 2006 from 3.9% during the third quarter of 2005.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses decreased to $2.7 million compared with $3.0 million for the third quarter of 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 26.3% of total revenue in the third quarter of 2006 compared with 24.5% in the same period of 2005. During the third quarter of 2006, we reduced our expenditures related to our direct sales office, had fewer claims against our employee health program, and had a reduction in personnel.
Interest Income
     Interest income was $77,000 during the third quarter of 2006 compared with $30,000 during the same period of 2005. The increase in interest income is a direct result of additional interest income earned on higher cash balances and greater yields on our bank accounts.
Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% for each of the third quarters of 2006 and 2005.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenue
     Revenue for the nine-month period ended September 30, 2006 totaled $31.1 million, a decrease of 4.8% from revenue of $32.7 million for the same period of 2005. Sales of our telephone systems decreased 1.5% to $27.9 million during the nine-month period of 2006 compared to $28.3 million in 2005. The decrease in telephone system sales is attributed to a decrease during the third quarter of 2006 in the sale of larger and more advanced systems to our authorized dealers. We believe the decrease in sales of larger and more advanced systems to our authorized dealers was a direct result of our discussions with Vertical Communications regarding our possible merger. Sales of commercial grade telephones increased 34.1% to $1.9 million during the nine-month period of 2006 compared to $1.4 million in 2005. During the first three quarters of 2006, we began selling more IP-based phones into the Hosted IP Services Market. Also, during the third quarter of 2006 we offered customer incentives on sales of our traditional commercial grade telephones that we did not offer in the same period of 2005. Sales of telephony applications, including voice processing, computer telephony integration, and unified messaging decreased to $1.8 million from $2.5 million during the respective periods of 2006 and 2005. The decline in telephony applications is a direct result selling more embedded voice mail applications, which are reported in telephone system sales.
     Sales through our direct sales office in the Phoenix Metropolitan area totaled $867,000 for the nine-month period of 2006 compared with $1.3 million during the same period of 2005.
     Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs. These items resulted in a net reduction to revenue of $1.3 million in 2006 compared with a net reduction of $758,000 in 2005. The change between periods reflects additional incentive programs we offered during the nine-month period of 2006.
Gross Margin
     Our gross margin was approximately $10.9 million during the first nine months of 2006 compared to $11.9 million in the same period of 2005. Our gross margin as a percentage of total revenue decreased to 35.0% during 2006 from 36.3% during 2005. The decrease in our gross margin percentage during 2006 was a result of additional customer incentive programs we offered to stimulate sales, a change in the mix of product sales towards smaller systems, and less revenue to cover the fixed component of cost of sales
Engineering and Product Development
     Engineering and product development expenditures were relatively consistent at approximately $1.5 million during the first nine months of 2006 and 2005. As a percentage of revenue, engineering and product development expenditures increased slightly to 4.9% of total revenue during 2006 compared to 4.6% in 2005.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses decreased to $8.3 million in 2006 compared to $8.4 million in the first nine months of 2005. As a percentage of revenue, selling, general and administrative expenses increased to 26.5% compared with 25.8% in 2005.
Interest Income
     Interest income was $194,000 during the first nine-month period of 2006 compared with $64,000 during the same period of 2005. The increase in interest income is a direct result of additional interest income earned on higher cash balances and greater yields on our bank accounts.
Income Taxes
     We provided for federal and state income taxes using an effective rate of 38.0% for each of the third quarters of 2006 and 2005.
Liquidity and Capital Resources
     Our net working capital position was approximately $13.1 million at September 30, 2006 compared to $12.2 million at December 31, 2005. We had a cash balance of $7.5 million at September 30, 2006 compared with a cash balance of $6.5 million at December 31, 2005. Sources of cash included positive income from operations and a reduction in accounts receivable of $1,071,000. Uses of cash during the nine-month period of 2006 included an increase in inventory of $481,000 and other current assets of $556,000, and the pay down of trade accounts payable of $133,000. We also used approximately $247,000 during 2006 for the purchase of property and equipment and $119,000 to repurchase 20,758 shares of our common stock.
     Our accounts receivable days sales outstanding, calculated on a quarterly basis, were approximately 55 days at September 30, 2006 compared with 59 days as of December 31, 2005. The timing of payments received from our largest distributors greatly influences our days sales outstanding. Our two largest distributors comprised 56% of our total accounts receivable as of September 30, 2006 and 57% as of December 31, 2005.

     Our inventory days-on-hand, measured in terms of days outstanding on a quarterly basis, was 55 days as of September 30, 2006 compared with 46 days as of December 31, 2005. The increase in days-on-hand is a direct result of lower than anticipated sales during the third quarter or 2006.
     Trade payables and accrued liabilities, including payables to third-party and related-party manufacturers, were approximately $6.0 million as of September 30, 2006 compared with $5.9 million as of December 31, 2005. The level of our trade payables and accrued liabilities between periods is largely influenced by the timing of payments we make to our largest suppliers for inventory items and payments to cover payroll, income taxes, and customer rebates. We generally pay trade payables within 45 days from the invoice date, except for payments to our largest supplier, which are 60 days from the invoice date.
     We have a credit agreement with Comerica Bank (Comerica) that provides for a $5.0 million revolving line of credit. Advances under the credit facility are based upon eligible accounts receivable and inventory of our wholly owned subsidiary, Vodavi Communications Systems, Inc., and are secured by substantially all of our assets. The credit facility contains covenants that are customary for similar credit facilities and also prohibits our operating subsidiaries from paying dividends to us without the consent of Comerica. As of September 30, 2006, we had no outstanding borrowings on our line of credit and $5.0 million available for future advances.
     The $5.0 million revolving line of credit bears interest at Comerica’s prime rate, or 8.25% at September 30, 2006, and requires monthly payments of interest only with all unpaid principal and accrued interest due at its expiration in May 2008.
     We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers. The following table sets forth all known commitments as of September 30, 2006 and the year in which those commitments become due or are expected to be settled (in thousands):

	Payment due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$4,164	$800	$1,598	$1,570	$196
Other Obligations	383	283	100	—	—
Purchase Obligations	7,036	7,036	—	—	—

Total	$11,583	$8,119	$1,698	$1,570	$196

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
     Notwithstanding the pending acquisition by Vertical Communications, Inc. of all of our outstanding capital stock, we believe that our cash flows from operations, working capital, and credit facilities are sufficient to fund our capital needs during the next 12 months.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not participate in any activities involving derivative financial instruments or other financial and commodity instruments. We do not hold investment securities that would require disclosure of market risk. Our market risk exposure is limited to interest rate risk associated with our credit facility. We incur interest at a variable rate of prime on advances made under our revolving line of credit. At September 30, 2006, we had no outstanding borrowings on the line of credit.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 2.
Board Authorization to Repurchase up to $1.0 million of the Company’s Common Stock . On May 2, 2006, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may purchase up to $1.0 million of its Common Stock in the open market or through privately negotiated transactions through March 31, 2007. During the quarterly period ended September 30, 2006, the Company did not purchase any shares of its Common Stock pursuant to the repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar Value)
	Total		Shares	of Shares that
	Number of		Purchased as Part of	May Yet Be Purchased
	Shares	Average	Publicly Announced	Under the Plans or
Period	Purchased	Price Paid per Share	Plans or Programs	Programs
July 1 - July 31	None	None	None
August 1 - August 31	None	None	None
September 1 - September 30	None	None	None
Total				$905,000
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

VODAVI TECHNOLOGY, INC.
Dated: November 13, 2006	/s/ Gregory K. Roeper
Gregory K. Roeper
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2006	/s/ David A. Husband
David A. Husband
Chief Financial Officer and Vice President - Finance (Principal Financial and Accounting Officer)